Form 10-Q
period 2022-03-31
Immix Biopharma, Inc.
filed 2022-05-13
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41159

IMMIX BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4869378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11400 West Olympic Blvd., Suite 200, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip Code)

(310) 651-8041

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	IMMX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of May 13, 2022 was 13,885,004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$19,060,684	$17,644,478
Tax receivable	63,725	25,722
Prepaid expenses and other current assets	888,014	516,193

Total current assets	20,012,423	18,186,393

Equipment, net	5,075	5,695

Total assets	$20,017,498	$18,192,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$305,679	$142,940
Accrued interest	9,407	9,099
Note payable	50,000	50,000

Total current liabilities	365,086	202,039

Total liabilities	365,086	202,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 and no shares authorized at March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding	-	-
Common stock, 200,000,000 and 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 13,858,689 and 13,228,689 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	1,386	1,323
Additional paid-in capital	50,597,613	47,618,852
Accumulated other comprehensive income	140,995	125,408
Accumulated deficit	(31,087,582)	(29,755,534)
Stockholders’ equity	19,652,412	17,990,049

Total liabilities and stockholders’ equity	$20,017,498	$18,192,088

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating expenses:
General and administrative expenses	$700,507	$137,680
Research and development	629,531	24,840

Total operating expenses	1,330,038	162,520

Loss from operations	(1,330,038)	(162,520)

Other income (expense):
Change in fair value of derivative liability	-	(825,000)
Interest expense	(388)	(27,544)
Total other expense, net	(388)	(852,544)

Loss before provision for income taxes	(1,330,426)	(1,015,064)

Provision for income taxes	1,622	1,591

Net loss	(1,332,048)	(1,016,655)

Other comprehensive income (loss):
Foreign currency translation	15,587	(9,170)
Total other comprehensive income (loss)	15,587	(9,170)

Comprehensive loss	$(1,316,461)	$(1,025,825)

Loss per common share - basic and diluted	$(0.10)	$(0.30)

Weighted average shares outstanding - basic and diluted	13,830,374	3,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

		Common	Additional	Accumulated Other		Total Stockholders’
	Common	Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	2,913,750

Stock-based compensation	-	-	65,074	-	-	65,074

Net loss	-	-	-	-	(1,332,048)	(1,332,048)

Foreign currency translation adjustment	-	-	-	15,587	-	15,587

Balance March 31, 2022	13,858,689	$1,386	$50,597,613	$140,995	$(31,087,582)	$19,652,412

Balance December 31, 2020	3,375,000	$338	$508,872	$131,861	$(5,371,655)	$(4,730,584)

Relative fair value of warrants issued in connection with debt	-	-	42,764	-	-	42,764

Stock-based compensation	-	-	4,247	-	-	4,247

Net loss	-	-	-	-	(1,016,655)	(1,016,655)

Foreign currency translation adjustment	-	-	-	(9,170)	-	(9,170)

Balance March 31, 2021	3,375,000	$338	$555,883	$122,691	$(6,388,310)	$(5,709,398)

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net loss	$(1,332,048)	$(1,016,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65,074	4,247
Convertible note issued in exchange for services	-	60,000
Change in fair value of derivative liability	-	825,000
Amortization of debt discount	-	1,691
Depreciation	620	608
Changes in operating assets and liabilities:
Tax receivable	(35,960)	(25,493)
Prepaid expenses and other current assets	(353,741)	293
Accounts payable and accrued expenses	160,925	(141,989)
Accrued interest	308	25,852

Net cash used in operating activities	(1,494,822)	(266,446)

Investing Activities:
Purchase of equipment	-	(802)

Net cash used in investing activities	-	(802)

Financing Activities:
Proceeds from convertible notes payable	-	100,000
Payments of deferred offering costs	-	(35,000)
Proceeds from sale of common stock, net of offering costs	2,913,750	-

Net cash provided by financing activities	2,913,750	65,000

Effect of foreign currency on cash	(2,722)	(8,043)

Net change in cash	1,416,206	(210,291)
Cash – beginning of year	17,644,478	391,086
Cash – end of year	$19,060,684	$180,795

Supplemental Disclosures of Cash Flow Information:
Interest paid	$80	$-
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Relative fair value of warrants issued in connection with convertible debt	$-	$42,764
Debt discount related to derivative liabilities	$-	$50,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31.

The condensed consolidated financial statements and related disclosures as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2021 and 2020 which are included in our Form 10-K filed with the SEC on March 28, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Risk and Uncertainties – The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval, it could have a materially adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic. The extent of the impact of the coronavirus outbreak on the Company’s business will depend on certain developments, including the duration and spread of the outbreak and the extent and severity of the impact on the Company’s clinical trial activities, research activities and suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and operations.

Use of Estimates in Financial Statement Presentation – The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgements when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and the valuation of derivative financial instruments. Actual results could differ from those estimates.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Immix Biopharma, Inc. and the accounts of its 100% owned subsidiary, IBAPL. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock and in January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. Management believes that its cash on hand at March 31, 2022 will be sufficient to meet the Company’s working capital requirements through at least May 15, 2023.

Concentration of Credit Risk – Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. As of March 31, 2022, the Company had $18,815,000 in excess of the FDIC insurance limit and no amounts in excess of the Australian insured limit. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Fair Value of Financial Instruments – The carrying value of short-term instruments, including cash, tax receivable, accounts payable and accrued expenses, and notes payable approximate fair value due to the relatively short period to maturity for these instruments. Derivative instruments are carried at fair value based on unobservable market inputs.

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

Australian Tax Incentive–- IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $35,960 and $21,114 for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation – Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options issued under the Company’s stock option plan and restricted common stock (see Note 4). The fair value of equity awards is recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant and recognizes forfeitures as they occur. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

Research and Development Costs–- Research and development costs consist primarily of clinical research fees paid to consultants and outside service providers, and other expenses relating to design, development and testing of the Company’s therapy candidates. Research and development costs are expensed as incurred.

Clinical trial costs are a component of research and development expenses. The Company estimates expenses incurred for clinical trials that are in process based on services performed under contractual agreements with clinical research organizations and actual clinical investigators. Included in the estimates are (1) the fee per patient enrolled as specified in the clinical trial contract with each institution participating in the clinical trial and (2) progressive data on patient enrollments obtained from participating clinical trial sites and the actual services performed. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports, and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. The Company monitors the progress of the trials and their related activities and adjusts expense accruals, when applicable. Adjustments to accruals are charged to expense in the period in which the facts give rise to the adjustments become known.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets, as accumulated other comprehensive income.

Foreign Currency Translation and Transaction Gains (Losses)–- The Company maintains its accounting records in US Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and losses are recognized in operations and were $7,615 and $310 for the three months ended March 31, 2022 and 2021, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Loss Per Common Share–- Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 1,729,734 and 644,484 common shares, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Note Payable

Note Payable – Related Party

On September 14, 2014, the Company issued an unsecured promissory note in the principal amount of $50,000 (the “Note”) to a stockholder of the Company. The Note matured on September 14, 2017 and accrues interest at 2.5% per annum. On June 9, 2021, the Note was amended to extend the maturity date to September 14, 2022. As of March 31, 2022 and December 31, 2021, the outstanding principal balance on this note was $50,000.

Interest expense related to the Note was $308 and $308 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, accrued interest on the Note was $9,407 and $9,099, respectively.

Note 4 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.001 per share.

On January 5, 2022, the Company sold 630,000 shares of its common stock pursuant to the full exercise of the over-allotment option in connection with the Company’s IPO. The shares were sold at the IPO price of $5.00 per share, resulting in gross proceeds of $3,150,000 and bringing the total gross proceeds of the IPO to $24,150,000. In connection with the exercise of the over-allotment, the Company paid $243,275 in offering costs resulting in net proceeds of $2,913,750 and bringing total net proceeds to $21,562,684.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”), which reserves 900,000 shares of common stock for future issuance under the 2021 Plan. As of March 31, 2022, there are 1,328,886 awards remaining to be issued under the 2016 Plan and 2021 Plan.

On January 13, 2022, the Company granted options to purchase 11,250 shares of the Company’s common stock to advisors of the Company, with a term of 10 years and an exercise price of $5.83 per share which vest in equal monthly installments over 48 months.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite vesting period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2022: an expected and contractual life of 10 years, an assumed volatility of 118.25%, a zero dividend rate, and a risk free rate of 1.70%.

The Company recognized stock-based compensation of $65,074 and $4,247 related to stock options for the three months ended March 31, 2022 and 2021, respectively, which is included in general and administrative expenses.

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	1,320,984	$1.54
Granted	11,250	$5.83
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2022	1,332,234	$1.57

The following table discloses information regarding outstanding and exercisable options at March 31, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	8.95	128,250	$0.80
$1.33	291,984	1.33	3.42	291,984	1.33
$1.86	772,500	1.86	9.22	144,531	1.86
$5.83	11,250	5.83	9.79	469	5.83
	1,332,234	$1.57	7.91	565,234	$1.35

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2022, the intrinsic value for the options vested and outstanding was $600,344 and $1,152,209, respectively.

Stock Warrants

On January 5, 2022, in connection with the issuance of the over-allotment purchase discussed above, the Company issued warrants for the purchase of 31,500 shares of the Company’s common stock, with a term of 5 years and an exercise price of $6.25 per share which vest six months after the date of issuance.

The following table summarizes the stock warrant activity for the three months ended March 31, 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	366,000	$3.93
Granted	31,500	$6.25
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, March 31, 2022	397,500	$4.11

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	156,000	$0.80	8.99	156,000	$0.80
$6.25	241,500	6.25	4.71	-	-
	397,500	$4.11	6.39	156,000	$0.80

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of March 31, 2022, the intrinsic value for the warrants vested and outstanding was $251,160.

Note 5 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2022.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through March 31, 2022, no amounts have been paid or accrued under the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman is entitled to a base salary of $360,000 annually. Dr. Rachman is also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by us without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by us without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. Dr. Rachman’s employment agreement contains provisions for the protection of our intellectual property and contains non-compete restrictions in the event of his termination other than us without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to us.

On March 18, 2021, the Company entered into the Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris is sole member, effective for a three-year term, which was amended effective June 18, 2021 (the “Morris MSA”). Pursuant to the Morris MSA, we employ Mr. Morris as Chief Financial Officer and Mr. Morris is entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris is also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by us without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by us without “cause” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. The Morris MSA contains provisions for the protection of our intellectual property and confidential information.

On June 24, 2021, the Company issued an offer letter to Graham Ross Oncology Consulting Services Ltd., a United Kingdom company, of which Graham Ross, our consulting Acting Chief Medical Officer and Head of Clinical Development is the sole member, regarding Dr. Ross’s provision of consultative services to us (the “Offer Letter”). Pursuant to the Offer Letter (signed by Dr. Ross on June 24, 2021), Dr. Ross is entitled to an hourly rate for his consulting services and an option grant. On June 24, 2021 we also signed a mutual confidentiality and non-disclosure agreement with Graham Ross Oncology Consulting Services Ltd.

Collaboration Agreement

In August 2021, the Company signed a Clinical Collaboration and Supply Agreement with BeiGene Ltd. (“BeiGene”) for a combination Phase 1b clinical trial in solid tumors of IMX-110 and anti-PD-1 Tislelizumab (the subject of a collaboration and license agreement among BeiGene and Novartis). Under the terms of the agreement, the Company will conduct the combination trial. The cost of tislelizumab manufacture and supply (including shipping, taxes and duty if applicable and any third-party license payments that may be due) will be solely borne by BeiGene.

Note 6 – Subsequent Events

Subsequent events have been evaluated subsequent to the consolidated balance sheet date of March 31, 2022 through the filing date of this Quarterly Report. Based on management’s evaluation, there are no other events that required recognition or disclosure, other than those discussed elsewhere in the notes hereto.

On April 14, 2022, the Company issued 26,315 shares of restricted common stock to an unrelated third party for entering into an investor relations contract. The stock was valued at a share price of $1.90, the closing price of the Company’s common stock on the date prior to issuance, for a total value of $50,000.

On May 9, 2022, the Company’s board of directors authorized a share repurchase program to acquire up to $1 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or otherwise, in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The timing, amount of shares repurchased, and prices paid for the stock under this program will depend on market conditions as well as corporate and regulatory limitations, including blackout period restrictions. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Immix,” or “Immix Biopharma” refer to Immix Biopharma, Inc., individually, or as the context requires, collectively with its subsidiary.

Overview

We are a clinical-stage pharmaceutical company focused on the development of safe and effective therapies for patients with cancer and inflammatory diseases. In August 2016, we established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd., in order to conduct various pre-clinical and clinical activities for the development of our product candidates.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt and sale of common stock through our IPO. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option (“Option”) which granted us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the Option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Subject to certain exceptions, the MSA shall continue for a period of five years from the effective date, unless extended by us and AxioMx. The MSA may be terminated by either party upon a material breach of the MSA, which breach remains uncured for 30 days after written notice thereof. In addition, we may also terminate the MSA at any time upon 30 days prior written notice to AxioMx. As of March 31, 2022, the MSA has not been amended or extended however, the royalty obligations described in this paragraph survive the termination of the MSA.

The COVID-19 Pandemic and its Impacts on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. This pandemic could result in difficulty securing clinical trial site locations, contract research organizations, and/or trial monitors and other critical vendors and consultants supporting our trial. These situations, or others associated with COVID-19, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and financial condition. At the current time, we are unable to quantify the potential effects of this pandemic on our future consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

General and Administrative Expense

General and administrative expense was $700,507 for the three months ended March 31, 2022 compared to $137,680 in the three months ended March 31, 2021.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended March 31, 2022 due to increased professional services, officer salaries and stock-based compensation as a result of the IPO closing.

Research and Development Expense

Research and development expense was $629,531 for the three months ended March 31, 2022 compared to $24,840 for the three months ended March 31, 2021.

The increased research and development expenses during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 were related to our ongoing Phase 1b/2a clinical trial, including but not limited to CRO and related costs for maintaining and treating patients in the clinical trial. We were able to increase spending on research and development as the result of closing the IPO in December 2021. We expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense was $388 for the three months ended March 31, 2022 compared to $27,544 for the three months ended March 31, 2021. Interest expense in the prior period was related to interest accrued on our convertible notes payable bearing interest at rates from the applicable federal rate to 6% per annum, which were converted to shares of our common stock in connection with our IPO in December 2021.

Change in fair value of derivative liability

The change in fair value of derivative liability was $0 for the three months ended March 31, 2022 compared to $825,000 for the three months ended March 31, 2021. The change in fair value during the three months ended March 31, 2021, was related to an increased probability of a “Qualified Financing” as defined in our convertible notes at March 31, 2021.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $1,622 compared to $1,591 for the three months ended March 31, 2021, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2022 was $1,332,048 compared to $1,016,655 for the three months ended March 31, 2021, which increase was due primarily to the increase in general and administrative expenses and research and development, offset by the change in fair value of derivative liability.

Liquidity and Capital Resources

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

Cash used in operating activities

Net cash used in operating activities was $1,494,822 for the three months ended March 31, 2022, and $266,446 for the three months ended March 31, 2021 and primarily included general and administrative, CRO, clinical site costs and related logistics expenses.

Cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2022, and $802 for the three months ended March 31, 2021. We purchased equipment during the three months ended March 31, 2021.

Cash provided by financing activities

Net cash provided by financing activities was $2,913,750 for the three months ended March 31, 2022, and $65,000 for the three months ended March 31, 2021. We received $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option pursuant to the initial public offering completed in December 2021.

Our continuation as a going concern is dependent upon our ability to obtain continued financial support from our stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of March 31, 2022, we have incurred an accumulated deficit of $31,087,582 and have not yet generated any revenue from operations. Management anticipates that our cash on hand will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

We will have additional capital requirements going forward and may need to seek additional financing, which may or may not be available to us.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 14, 2022, we issued 26,315 shares of restricted common stock to an unrelated third party for entering into an investor relations contract. The stock was valued at a share price of $1.90, the closing price of our common stock on the date prior to issuance, for a total value of $50,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: May 13, 2022	By:	/s/ Ilya Rachman
Ilya Rachman Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Gabriel Morris
Gabriel Morris, Chief Financial Officer (Principal Financial and Accounting Officer)

-23-