Form 10-Q
period 2022-09-30
Immix Biopharma, Inc.
filed 2022-11-09
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of common stock outstanding as of November 9, 2022 was 13,927,067.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$16,916,521	$17,644,478
Tax receivable	182,345	25,722
Prepaid expenses and other current assets	292,047	516,193

Total current assets	17,390,913	18,186,393

Equipment, net	4,126	5,695

Total assets	$17,395,039	$18,192,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$646,457	$142,940
Accrued interest	-	9,099
Note payable	-	50,000

Total current liabilities	646,457	202,039

Total liabilities	646,457	202,039

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 13,964,485 shares issued and 13,927,067 shares outstanding at September 30, 2022, and 13,228,689 shares issued and outstanding at December 31, 2021	1,397	1,323
Additional paid-in capital	50,926,503	47,618,852
Accumulated other comprehensive income	62,055	125,408
Accumulated deficit	(34,185,410)	(29,755,534)
Treasury stock at cost, 37,418 and no shares as of September 30, 2022 and December 31, 2021, respectively	(55,963)	-
Total stockholders’ equity	16,748,582	17,990,049

Total liabilities and stockholders’ equity	$17,395,039	$18,192,088

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$837,441	$318,301	$2,491,151	$636,385
Research and development	695,937	29,690	1,933,219	117,291

Total operating expenses	1,533,378	347,991	4,424,370	753,676

Loss from operations	(1,533,378)	(347,991)	(4,424,370)	(753,676)

Other income (expense):
Change in fair value of derivative liability	-	-	-	(735,000)
Interest expense	-	(53,937)	(497)	(135,346)
Total other expense, net	-	(53,937)	(497)	(870,346)

Loss before provision for income taxes	(1,533,378)	(401,928)	(4,424,867)	(1,624,022)

Provision for income taxes	1,672	1,337	5,009	4,536

Net loss	(1,535,050)	(403,265)	(4,429,876)	(1,628,558)

Other comprehensive loss:
Foreign currency translation	(40,389)	(3,519)	(63,353)	(7,991)
Total other comprehensive loss	(40,389)	(3,519)	(63,353)	(7,991)

Comprehensive loss	$(1,575,439)	$(406,784)	$(4,493,229)	$(1,636,549)

Loss per common share - basic and diluted	$(0.11)	$(0.12)	$(0.32)	$(0.48)

Weighted average shares outstanding - basic and diluted	13,924,832	3,375,000	13,879,261	3,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Total Stockholders’
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Equity
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	(Deficit)
Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	-	$-	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	2,913,750

Stock-based compensation	-	-	65,074	-	-	-	-	65,074

Net loss	-	-	-	-	(1,332,048)	-	-	(1,332,048)

Foreign currency translation adjustment	-	-	-	15,587	-	-	-	15,587

Balance March 31, 2022	13,858,689	1,386	50,597,613	140,995	(31,087,582)	-	-	19,652,412

Shares issued for cashless exercise of stock options	62,532	6	(6)	-	-	-	-	-

Stock-based compensation	-	-	65,709	-	-	-	-	65,709

Shares issued for services	26,315	3	49,997	-	-	-	-	50,000

Repurchase of common shares	-	-	-	-	-	37,418	(55,963)	(55,963)

Net loss	-	-	-	-	(1,562,778)	-	-	(1,562,778)

Foreign currency translation adjustment	-	-	-	(38,551)	-	-	-	(38,551)

Balance June 30, 2022	13,947,536	1,395	50,713,313	102,444	(32,650,360)	37,418	(55,963)	18,110,829

Stock-based compensation	-	-	163,192	-	-	-	-	163,192

Shares issued for services	16,949	2	49,998	-	-	-	-	50,000

Net loss	-	-	-	-	(1,535,050)	-	-	(1,535,050)

Foreign currency translation adjustment	-	-	-	(40,389)	-	-	-	(40,389)

Balance September 30, 2022	13,964,485	$1,397	$50,926,503	$62,055	$(34,185,410)	37,418	$(55,963)	$16,748,582

Balance December 31, 2020	3,375,000	$338	$508,872	$131,861	$(5,371,655)	-	-	$(4,730,584)

Relative fair value of warrants issued in connection with debt	-	-	42,764	-	-	-	-	42,764

Stock-based compensation	-	-	4,247	-	-	-	-	4,247

Net loss	-	-	-	-	(1,016,655)	-	-	(1,016,655)

Foreign currency translation adjustment	-	-	-	(9,170)	-	-	-	(9,170)

Balance March 31, 2021	3,375,000	338	555,883	122,691	(6,388,310)	-	-	(5,709,398)

Relative fair value of warrants issued in connection with debt	-	-	31,839	-	-	-	-	31,839

Stock-based compensation	-	-	30,724	-	-	-	-	30,724

Net loss	-	-	-	-	(208,638)	-	-	(208,638)

Foreign currency translation adjustment	-	-	-	4,698	-	-	-	4,698

Balance June 30, 2021	3,375,000	338	618,446	127,389	(6,596,948)	-	-	(5,850,775)

Stock-based compensation	-	-	61,860	-	-	-	-	61,860

Net loss	-	-	-	-	(403,265)	-	-	(403,265)

Foreign currency translation adjustment	-	-	-	(3,519)	-	-	-	(3,519)

Balance September 30, 2021	3,375,000	$338	$680,306	$123,870	$(7,000,213)	-	$-	$(6,195,699)

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net loss	$(4,429,876)	$(1,628,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	293,975	96,831
Shares issued for services	100,000	-
Convertible note issued in exchange for services	-	60,000
Change in fair value of derivative liability	-	735,000
Amortization of debt discount	-	41,538
Depreciation	1,569	1,848
Changes in operating assets and liabilities:
Tax receivable	(175,435)	(72,929)
Prepaid expenses and other current assets	207,544	(2,928)
Accounts payable and accrued expenses	506,945	200,834
Accrued interest	(9,099)	93,151

Net cash used in operating activities	(3,504,377)	(475,213)

Investing Activities:
Purchase of equipment	-	(802)

Net cash used in investing activities	-	(802)

Financing Activities:
Proceeds from convertible notes payable	-	200,000
Payments on note payable	(50,000)	-
Payments of deferred offering costs	-	(71,022)
Proceeds from sale of common stock, net of offering costs	2,913,750	-
Repurchase of common stock	(55,963)	-

Net cash provided by financing activities	2,807,787	128,978

Effect of foreign currency on cash	(31,367)	(6,054)

Net change in cash	(727,957)	(353,091)
Cash – beginning of period	17,644,478	391,086
Cash – end of period	$16,916,521	$37,995

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,596	$657
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Common stock issued for cashless exercise of stock options	$6	$-
Relative fair value of warrants issued in connection with convertible debt	$-	$74,603
Debt discount related to derivative liabilities	$-	$80,000
Accrual of deferred offering costs	$-	$175,000

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

The condensed consolidated financial statements and related disclosures as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2021 and 2020 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a material adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, it will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock and, in January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. Management believes that its cash on hand at September 30, 2022 will be sufficient to meet the Company’s working capital requirements through at least November 9, 2023.

Concentration of Credit Risk – Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. As of September 30, 2022, the Company had $16,571,276 in excess of the FDIC insurance limit and no amounts in excess of the Australian insured limit. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

As of September 30, 2022 and December 31, 2021, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $30,001 and $21,294 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized reductions to R&D expense of $176,178 and $72,930 for the nine months ended September 30, 2022 and 2021, respectively.

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

Research and Development Costs – R&D costs consist primarily of clinical research fees paid to consultants and outside service providers, and other expenses relating to design, development and testing of the Company’s therapy candidates. R&D costs are expensed as incurred.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company maintains its accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $1,891 and $(355) for the three months ended September 30, 2022 and 2021, respectively, and $5,982 and $(1,209) for the nine months ended September 30, 2022 and 2021, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2022 and 2021, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 2,168,742 and 1,476,984 shares of common stock, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Note Payable

Note Payable – Related Party

On September 14, 2014, the Company issued an unsecured promissory note in the principal amount of $50,000 (the “Note”) to a stockholder of the Company. The Note matured on September 14, 2017 and accrued interest at 2.5% per annum. On June 9, 2021, the Note was amended to extend the maturity date to September 14, 2022. On May 26, 2022, the Company repaid the outstanding principal balance and accrued interest in full. As of September 30, 2022 and December 31, 2021, the outstanding principal balance on the Note was $0 and $50,000, respectively.

Interest expense related to the Note was $0 and $315 for the three months ended September 30, 2022 and 2021, respectively, and $497 and $935 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, accrued interest on the Note was $0 and $9,099, respectively.

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

During the nine months ended September 30, 2022, the Company issued 43,264 shares of its common stock with a fair value of $100,000 for services.

During the nine months ended September 30, 2022, the Company purchased 37,418 shares of its common stock at a cost of $55,963 pursuant to its share repurchase program. The shares are being held in treasury. The share repurchase plan was approved by the Company’s board of directors (“Board of Directors” or “Board”) on May 9, 2022 and authorized the repurchase of up to $1,000,000 of the Company’s common stock.

During the nine months ended September 30, 2022, the Company issued 62,532 shares of its common stock upon the cashless exercise of 140,992 stock options.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the Board of Directors to grant various forms of incentive awards covering up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves and makes available for future issuance under the 2021 Plan (i) 900,000 shares of common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2016 Plan, and (iii) the number of shares of common stock underlying forfeited awards under the 2016 Plan, provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award (as defined in the 2021 Plan) shall not count against such share limit. Subsequent to September 10, 2021, no further awards shall be issued under the 2016 Plan, but all awards under the 2016 Plan which were outstanding as of September 10, 2021 (including any Grandfathered Arrangement (as defined in the 2021 Plan)) continue to be governed by the terms, conditions and procedures set forth in the 2016 Plan and any applicable award agreement. As of September 30, 2022, there are 748,886 shares of the Company’s common stock remaining to be issued under the 2021 Plan.

On January 13, 2022, the Company issued options to purchase 11,250 shares of the Company’s common stock to advisors of the Company with a term of 10 years and an exercise price of $5.83 per share, which options vest in 48 equal monthly installments.

On July 14, 2022, the Compensation Committee of the Board approved the issuance of options to purchase 80,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company with a term of 10 years and an exercise price of $2.64 per share, which options vest in 12 equal monthly installments.

On July 14, 2022, the Compensation Committee of the Board approved the issuance of options to purchase 500,000 shares of the Company’s common stock to management of the Company with a term of 10 years and an exercise price of $2.64 per share, which options vest in 48 equal monthly installments.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite vesting period of the awards. The fair value of stock options was estimated using the following assumptions for the nine months ended September 30, 2022: an expected term of 5.27-10 years, an assumed volatility of 117.24% - 124.01%, a zero dividend rate, and a risk free rate of 1.70% - 3.06%.

The Company recognized stock-based compensation of $163,192 and $61,860 related to stock options for the three months ended September 30, 2022 and 2021, respectively, and $293,975 and $96,831 related to stock options for the nine months ended September 30, 2022 and 2021, respectively, which is included in general and administrative expenses.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	1,320,984	$1.54
Granted	591,250	$2.70
Exercised	(140,992)	$1.33
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, September 30, 2022	1,771,242	$1.94

The following table discloses information regarding outstanding and exercisable options at September 30, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	8.45	192,375	$0.80
$1.33	150,992	$1.33	2.92	150,992	$1.33
$1.86	772,500	$1.86	8.72	241,094	$1.86
$2.64	580,000	$2.64	9.79	34,169	$2.64
$5.83	11,250	$5.83	9.29	1,875	$5.83
	1,771,242	$1.94	8.54	620,505	$1.46

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2022, the aggregate intrinsic value for the options vested and outstanding was $111,756 and $147,666, respectively. The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2022 was $148,982.

Stock Warrants

On January 5, 2022, in connection with the issuance of shares of the Company’s common stock pursuant to the exercise of the over-allotment discussed above, the Company issued warrants for the purchase of 31,500 shares of the Company’s common stock with a term of 5 years and an exercise price of $6.25 per share, which warrants vest six months after the date of issuance.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	366,000	$3.93
Granted	31,500	$6.25
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, September 30, 2022	397,500	$4.11

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	156,000	$0.80	8.48	156,000	$0.80
$6.25	241,500	$6.25	4.21	241,500	$6.25
	397,500	$4.11	5.89	397,500	$4.11

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of September 30, 2022, the intrinsic value for the warrants vested and outstanding was $87,360.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through September 30, 2022, no amounts have been paid or accrued under the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman, and on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Board authorized the issuance of options to purchase up to 250,000 shares of the Company’s common stock to Dr. Rachman. Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. Dr. Rachman’s employment agreement contains provisions for the protection of our intellectual property and contains non-compete restrictions in the event of his termination other than us without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to us.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, we employ Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris, and on November 9, 2022, the Company entered into an amendment to the Morris MSA pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Board authorized the issuance of options to purchase up to 250,000 shares of the Company’s common stock to Mr. Morris. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. The Morris MSA contains provisions for the protection of our intellectual property and confidential information.

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

Note 6 – Subsequent Events

Subsequent events have been evaluated subsequent to the consolidated balance sheet date of September 30, 2022 through the filing date of this Quarterly Report. Based on management’s evaluation, there are no other events that required recognition or disclosure, other than those discussed elsewhere in the notes hereto.

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

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option (“Option”) which granted us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the Option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Subject to certain exceptions, the MSA shall continue for a period of five years from the effective date, unless extended by us and AxioMx. The MSA may be terminated by either party upon a material breach of the MSA, which breach remains uncured for 30 days after written notice thereof. In addition, we may also terminate the MSA at any time upon 30 days prior written notice to AxioMx. As of September 30, 2022, the MSA has not been amended or extended, and we do not intend to amend or extend the MSA. The royalty obligations described in this paragraph survive the termination of the MSA in perpetuity.

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

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

General and Administrative Expense

General and administrative expense was $837,441 for the three months ended September 30, 2022, compared to $318,301 in the three months ended September 30, 2021.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended September 30, 2022, due to increased professional services, officer salaries and stock-based compensation as a result of the IPO closing.

Research and Development Expense

Research and development expense was $695,937 for the three months ended September 30, 2022, compared to $29,690 for the three months ended September 30, 2021.

The increased research and development expenses during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were related to our ongoing Phase 1b/2a clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial. We were able to increase spending on research and development as a result of closing the IPO in December 2021, and we expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense was $0 for the three months ended September 30, 2022, compared to $53,937 for the three months ended September 30, 2021. Interest expense in the prior period was related to interest accrued on our convertible notes payable bearing interest at rates from the applicable federal rate to 6% per annum, which were converted to shares of our common stock in connection with our IPO in December 2021.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2022 was $1,672 compared to $1,337 for the three months ended September 30, 2021, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended September 30, 2022 was $1,535,050 compared to $403,265 for the three months ended September 30, 2021, which increase was due primarily to the increase in general and administrative expenses and research and development.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

General and Administrative Expense

General and administrative expense was $2,491,151 for the nine months ended September 30, 2022 compared to $636,385 for the nine months ended September 30, 2021.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the nine months ended September 30, 2022, due to increased professional services, officer salaries and stock-based compensation as a result of the IPO closing.

Research and Development Expense

Research and development expense was $1,933,219 for the nine months ended September 30, 2022 compared to $117,291 for the nine months ended September 30, 2021.

The increased research and development expenses during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were related to our ongoing Phase 1b/2a clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial. We were able to increase spending on research and development as the result of closing the IPO in December 2021, and we expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense was $497 for the nine months ended September 30, 2022 compared to $135,346 for the nine months ended September 30, 2021. Interest expense in the prior period was related to interest accrued on our convertible notes payable bearing interest at rates from the applicable federal rate to 6% per annum, which were converted to shares of our common stock in connection with our IPO in December 2021.

Change in fair value of derivative liability

The change in fair value of derivative liability was $0 for the nine months ended September 30, 2022 compared to a loss of $735,000 for the nine months ended September 30, 2021. The change in fair value of derivative liability during the nine months ended September 30, 2021 was related to an increased probability of a “Qualified Financing” as defined in our convertible notes at September 30, 2021.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2022 was $5,009 compared to $4,536 for the nine months ended September 30, 2021, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the nine months ended September 30, 2022 was $4,429,876 compared to $1,628,558 for the nine months ended September 30, 2021, which increase was due primarily to the increase in general and administrative expenses and research and development, offset by the change in fair value of derivative liability.

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

Cash used in operating activities

Net cash used in operating activities was $3,504,377 for the nine months ended September 30, 2022 and $475,213 for the nine months ended September 30, 2021 and primarily included general and administrative, CRO, clinical site costs and related logistics expenses.

Cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2022 and $802 for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2021 was related to the purchase of equipment.

Cash provided by financing activities

Net cash provided by financing activities was $2,807,787 for the nine months ended September 30, 2022 and $128,978 for the nine months ended September 30, 2021. Net cash provided by financing activities was primarily related to $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option to purchase additional shares of our common stock in connection with our IPO completed in December 2021.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of September 30, 2022, we have incurred an accumulated deficit of $34,185,410 and have not yet generated any revenue from operations. Management anticipates that our cash on hand will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuances of Unregistered Securities

On July 13, 2022, we issued 16,949 shares of our common stock for services in the amount of $50,000.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

On April 29, 2022, our board of directors authorized the repurchase of up to $1,000,000 shares of our common stock. Under this program, we can repurchase shares of our common stock in the open market or through privately-negotiated transactions. The share repurchase plan became effective on April 29, 2022 and is scheduled to continue through the earlier of its expiration on December 31, 2022, or the completion of repurchases up to the approved amount. During the quarter ended September 30, 2022, we did not repurchase any shares of our common stock. As of September 30, 2022, we may repurchase up to $944,037 additional shares of common stock. We will determine the timing and amount of any additional repurchases based on our evaluation of market conditions, applicable SEC guidelines and regulations, and other factors. This program may be suspended or discontinued at any time at the discretion of our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 14, 2022, the Compensation Committee of the Company’s Board of Directors (“Board”) approved a new compensation package for Ilya Rachman, the Company’s Chief Executive Officer. Subsequently, on November 9, 2022, the Company entered into an amendment that certain employment agreement by and between the Company and Ilya Rachman dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board.

On July 14, 2022, the Compensation Committee of the Board approved a new compensation package for Gabriel Morris, the Company’s Chief Financial Officer. Subsequently, on November 9, 2022, the Company entered into an amendment to that certain Management Services Agreement by and between the Company and Alwaysraise LLC, an entity in which Mr. Morris is the sole member, dated as of March 24, 2021, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022

10.2*+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: November 9, 2022	By:	/s/ Ilya Rachman
Ilya Rachman Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Gabriel Morris
Gabriel Morris, Chief Financial Officer (Principal Financial and Accounting Officer)

