Form 10-K
period 2022-12-31
Immix Biopharma, Inc.
filed 2023-03-27
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was approximately $18,300,000 based upon the closing price of the registrant’s common stock of $2.60 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of March 17, 2023 was 13,898,822 shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement (the “2023 Proxy Statement”) relating to its 2023 annual meeting of stockholders (the “2023 Annual Meeting of Stockholders”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

●	We have a limited number of product candidates, all which are still in early clinical or pre-clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.

●	Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or other regulatory authorities.

●	We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

●	Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	We are dependent on third parties for manufacturing and marketing of our product candidates. If we are not able to secure favorable arrangements with such third parties or the third parties upon whom we rely do not perform, including failure to perform to our specifications or comply with applicable regulations, our business and financial condition could be harmed.

●	If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.

●	Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

●	If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for such product candidates. If we fail to comply with regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Relating to our Business and Operations

●	If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business. We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

●

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

PART I

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” “Immix,” or “Immix Biopharma” refer to Immix Biopharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Overview

Immix Biopharma, Inc. has the following two business units:

ImmixBio. ImmixBio is focused on developing Tissue Specific Therapeutics targeting solid tumors and immune-dysregulated diseases. As of February 2023, 19 patients with advanced solid tumors were treated with IMX-110, ImmixBio’s lead candidate.

Nexcella. Our majority-owned subsidiary, Nexcella, Inc. (formerly known as Immix Biopharma Cell Therapy, Inc.), is engaged in the discovery and development of novel cell therapies for hematologic malignancies (blood cancers) and other indications. As of February 2023, 42 patients with relapsed/refractory multiple myeloma (90% overall response rate at therapeutic dose) and 5 relapsed/refractory light chain (AL) amyloidosis patients (100% organ response, 100% complete response rate) have been treated with next-generation CAR-T NXC-201.

IMMIXBIO – TISSUE SPECIFIC THERAPEUTICS FOR SOLID TUMORS

Overview of ImmixBio

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

Figure 1: ImmixBio SMARxT Tissue-SpecificTM Platform – Pipeline

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

As of February 2023, we have treated the first 2 patients in our ongoing Phase 1b/2a clinical trial of IMX-110 + Novartis/BeiGene anti-PD-1 Tislelizumab.

As of February 2023, we have treated 17 patients in our ongoing Phase 1b/2a clinical trial in the United States and Australia. 100% of these patients received between 3 and 13 lines of therapy prior to IMX-110. Zero drug-related serious adverse events and zero dose interruptions due to toxicity have been observed in our 1b/2a clinical trial to-date. In our trial, we observed radiological progression-free-survival of 6 months in 50% of our STS patients, with a 4-month median progression free survival (“mPFS”) across all STS patients. mPFS is the time that patients live without their cancer progressing. The trial includes patients with leiomyosarcoma, carcinosarcoma, poorly differentiated soft tissue sarcoma, cholangiocarcinoma, colorectal cancer, prostate cancer, pancreatic cancer, esophageal cancer, breast cancer, and nasopharyngeal cancer.

In August 2021, we entered into a Clinical Collaboration and Supply Agreement with BeiGene Ltd. (“BeiGene”) for a combination Phase 1b clinical trial in solid tumors of IMX-110 and anti-PD-1 Tislelizumab (the subject of a collaboration and license agreement among BeiGene and Novartis). In genetic mouse models of pancreatic cancer, IMX-110 has demonstrated an immunomodulation effect, turning “cold” tumors “hot,” and, in combination with murine anti-PD-1, IMX-110 produced extended survival versus multi-drug combinations. The goal of this study is to demonstrate the potential for TSTx to be an integral component of combination therapies for a wide range of advanced solid tumors. Pursuant to the terms of the agreement, we and BeiGene shall form a committee made up of an equal number of individuals, but not more than two representatives of each of our Company and BeiGene, which shall, among other things, coordinate activities with respect to the trial; provided, however, we shall be entitled to receive, review or approve any budgets or other costs relating to the trial. Pursuant to the terms of the agreement, we shall be responsible for all costs associated with the manufacturing and supply of IMX-110 for the trial as well as all costs associated with conducting the trial and BeiGene shall be responsible for costs associated with supplying Tislelizumab for the trial. Notwithstanding the foregoing, if the Tislelizumab supplied by BeiGene is lost, damaged or destroyed or becomes unable to comply with applicable specifications while under our control, BeiGene shall not be required to replace such Tislelizumab and in the event BeiGene replaces such Tislelizumab, it may charge us a reasonable replacement cost. The agreement shall continue until the earlier of (i) the one year anniversary of the date upon which we provide BeiGene with the trial’s final clinical study report and (ii) the date of termination of the trial. In addition, either party may terminate the agreement (i) upon 30 days prior written notice to the other party if, in the case of our Company, we cease the development of IMX-110 or, in the case of BeiGene, it ceases the development, marketing and sale of Tislelizumab, (ii) upon written notice to the other party if there have been one or more serious adverse events indicating a patient safety issue with continuing the trial, (iii) upon written notice to the other party if a regulatory authority withdraws approval of IMX-110 or Tislelizumab, as applicable, and/or the trial, (iv) upon 60 days’ notice to the other party with or without reason, (v) immediately upon written notice to the other party if such other party consummates a Change of Control Transaction (as defined in the agreement) and/or (vi) upon written notice to the other party in the event such other party is in material breach of the agreement and has not cured such breach within 60 days after receipt of notice from the non-breaching party. As of the date hereof, we have not paid any amounts to BeiGene.

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

In January 2022, the FDA granted Rare Pediatric Disease Designation (“RPDD”) to IMX-110 for the treatment of rhabdomyosarcoma, a life-threatening pediatric cancer in children. RPDD qualifies us to receive fast track review and a priority review voucher (“PRV”) at the time of marketing approval of IMX-110.

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

Figure 2: ImmixBio SMARxT Tissue-SpecificTM Platform – Summary Rendering

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

Figure 3: SMARxT Tissue-SpecificTM Platform Overview

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

Figure 4: TME NormalizationTM Technology

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

Figure 5: Representation of the TME Composed of CAFs, TAMs, and Cancer Cells

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

IMX-110 - Tissue-Specific TherapeuticTM with TME NormalizationTM Technology

IMX-110 Market Opportunity

The first potential indication we intend to pursue for IMX-110 is STS. STSs are cancers that arise from muscle, fat, nerves, fibrous tissues, blood vessels or deep skin tissues. Globally, there are roughly 116,000 new cases of soft tissue sarcomas each year, of which 21,500 are in the European Union and 40,500 are in China. According to American Cancer Society, there were roughly 13,000 new cases of soft tissue sarcomas in the United States during 2020 and about 13,400 new cases of soft tissue sarcomas in the United States are anticipated in 2023. Approximately 160,000 people live with soft tissue cancers in the United States. The five-year survival rate for all stages of STS is 65.4% in the United States, but this falls to 17.1% for patients with late-stage metastatic disease.

The global soft tissue sarcoma market is estimated to reach approximately $6.5 billion by 2030 from the estimated $2.9 billion in 2019. Drugs used to treat STS include conventional doxorubicin, eribulin (marketed as Halaven®, by Eisai Co, Ltd), pazopanib (marketed as Votrient®, by Novartis), and trabectedin (marketed as Yondelis®, by Janssen/Johnson & Johnson).

$844 million is the total publicly disclosed combined annual sales of eribulin (Halaven®), pazopanib (Votrient®), and trabectedin (Yondelis®) according to the most recent available annual reports.

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

IMX-110 Clinical Data

As of March 2023, we have treated 17 patients in our ongoing Phase 1b/2a clinical trial in the United States and Australia, of which 8 patients completed a tumor measurement after the enrollment measurement. Of those 8 patients, a range of late-stage STSs were represented, including: leiomyosarcoma, cholangiocarcinoma, carcinosarcoma, and poorly differentiated sarcoma.

4 months was the mPFS observed in STS patients treated with IMX-110 in the United States in our ongoing Phase 1b/2a clinical trial.

6 months of radiological PFS was observed in 50% of our STS patients treated with IMX-110.

100% of these patients received between 3 and 13 lines of therapy prior to IMX-110.

Zero drug-related serious adverse events and zero dose interruptions due to toxicity have been observed in our 1b/2a clinical trial to-date.

Figure 6: IMX-110 Soft Tissue Sarcoma Median Progression Free Survival and Level of Pre-treatment

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

Figure 7: IMX-110 Phase 1b/2a Clinical Trial Interim Patient Data:

75% of Heavily Pretreated Soft Tissue Sarcoma Patients Experienced Tumor Shrinkage

Soft Tissue Sarcoma % Change in Target Lesion Size from Baseline (Left)

Soft Tissue Sarcoma Best % Change from Baseline in Size of Target Lesions (Center)

Non-Sarcoma Cancers % Change in Target Lesion Size from Baseline (Right)

(Source: Immix Biopharma, Inc. ImmixBio has evaluable data for 8 patients as of March 2022 (out of n=17, the remaining 9 did not complete any tumor measurements after enrollment scan, of which 2 due to being dosed in December 2022). All 8 evaluable patients have discontinued treatment. “Heavily Pretreated” refers to 3-13 lines of therapy. Dose expressed in mg/m2. Our employees were involved in the design of this study and the results are unpublished.)

In addition to IMX-110 STS data, a colorectal cancer patient originally considered for hospice, was subsequently treated with IMX-110 for 10 months with zero serious drug-related adverse events. This patient experienced 4 month PFS on half of what we expect to be IMX-110’s recommended Phase 2 therapeutic dose.

IMX-110 Development Strategy

Figure 8: IMX-110: Direct Path To 1st Line Therapy In Soft Tissue Sarcoma – Clinical Trial Plan

IMMiX BIOPHARMA

	Trial			Status
iMX-110 Monotherapy	**Phase 1b iMX-110** Ongoing	Relapsed/refractory advanced solid tumors	iMX-110 Establish MTD / RP2D	Ongoing
	Phase 2a iMX-110 30 patients	**1st Line Therapy Advanced STS**	iMX-110 at RP2D	
	End of Phase 2a			
iMX-110 + tislelizumab (anti-PD-1) combination	**Phase 1b iMX-110 + tislelizumab (anti-PD-1)** 30 patients	Relapsed/refractory advanced solid tumors	iMX-110 + tislelizumab Establish MTD / RP2D	

BeiGene

NOVARTIS

We plan to treat an additional 30 STS patients in our Phase 2a trial with IMX-110 as a first-line therapy.

We expect our Phase 2a trial to require around 24 months after the first patient is dosed in 2023. The basis for IMX-110 as a first-line therapy in STS is threefold:

-	encouraging clinical trial mPFS (4 month mPFS) data and tolerability data in our IMX-110 Phase 1b dose escalation trial;

-	we have identified precedent FDA clinical trial design for a first-line treatment; and

-	interest from leading STS PIs.

Subsequently, we plan to initiate an 80 patient Phase 2b/3 clinical trial.

IMX-110 Composition and Mechanism of Action

Figure 9: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology for Soft Tissue Sarcoma

IMX-110 is a negatively-charged Tissue-Specific TherapeuticTM built on our TME NormalizationTM Technology encapsulating a synergistic 5:1 ratio of poly-kinase inhibitor (PCC) and apoptosis inducer (PEG-PE doxorubicin complex) delivered deep into the TME.

IMX-110 is the first clinical-stage drug built on our TME NormalizationTM Technology.

Figure 10: IMX-110 – the First Oncology Micelle to Achieve “Small Molecule Penetration”

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

Figure 11: Representation of IMX-110 in the Bloodstream, Prior to Exiting Perforated Tumor Blood Vessels

Figure 12: Representation of IMX-110 Traversing the Fibrous Extracellular Matrix Toward the Tumor

Figure 13: IMX-110 – Negative Charge Facilitates Selective Tumor Accumulation

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

Figure 14: IMX-110 – 12x Tumor Killing vs. Conventional Doxorubicin

(See below paragraph for study description. Adapted from Sarisozen, et al., 2016)

We observed that IMX-110 has statistically significantly increased apoptosis in 3D spheroid U87MG glioblastoma model as measured by increase in caspase 3/7 activity after 24 hours versus groups treated with: control group (empty micelles), 0.1 μM free doxorubicin (free DOX), 0.1 μM micellular doxorubicin (DOX micelles), 20 μM micellular curcumin (CUR micelles). The primary endpoint of the study was level of apoptosis as measured by increase in caspase 3/7 activity after 24 hours of treatment. 3D Spheroid U87MG glioblastoma cells were treated with 0.1 μM DOX and 20 μM CUR in micellar formulations for 24 h, followed by the Apo-ONE Homogeneous Caspase-3/7 Assay. Results were normalized against the control group and presented as mean ± SD. Our employees were involved in the design of this study and Ilya Rachman, our Chief Executive Officer and Chairman of our board of directors, was a co-author of the results published in 2016. Results were generated in triplicate using 15 spheroids per treatment.

IMX-110’s synergistic combination induces caspase 3/7 activity, a proxy for apoptosis/tumor cell killing, at a rate of 12 times higher than that of conventional doxorubicin, and at a rate 5 times higher than micellular doxorubicin, confirming IMX-110’s potent tumor cell killing activity.

Figure 15: Representation of IMX-110 Effector Molecules (Orange and Red) Attacking Multiple Protein Targets Simultaneously

Figure 16: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology

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

Table 1: Select Drugs Targeting Same Targets That IMX-110 Targets

Company	Name	Target	2021 status
	Venetoclax / Venclexta	BCL2	Approved
	Navitoclax	BCL2, BCL-xL	Phase II
	ZN-d5	BCL2, BCL-xL	Phase I
	Celebrex/celecoxib	COX2	Off patent
	Brontictuzumab	Notch1	Phase I

IMX-110 Pre-clinical Data

We have funded and sponsored pre-clinical experiments to characterize the activity profile of IMX-110 in a range of solid tumor models, including genetic KPC pancreatic mouse model, xenograft mouse models of various cancers, and in vitro with various cancer cell lines.

We observed that IMX-110 has statistically significantly inhibited tumor growth in a pre-clinical study that we funded and was conducted on an industry sponsored research basis in a HCT-116 colon cancer xenograft mouse model (which is poorly sensitive to doxorubicin). The primary endpoint of the study was tumor growth inhibition as measured by tumor volume, with the secondary endpoint being overall survival. Female nude (NU/NU) mice bearing 250mm3 HCT-116 tumors were treated every 2 days starting at day 0 (7 total tail vein injections, arrows correspond to injection days) at a dose of 4 mg/kg CUR and 0.4 mg/kg DOX (six mice per dosing group). Survival was determined when the tumor reached 1000mm3. Our employees were involved in the design of this study and Ilya Rachman, our Chief Executive Officer and Chairman of our board of directors, was a co-author of the results published in 2013. No adverse side effects of IMX-110 were observed as measured by lack of weight loss.

Figure 17: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology Statistically Significantly Inhibited Tumor Growth in HCT-116 Pre-clinical Xenograft Model

(See above paragraph for study description. Adapted from Abouzeid et al., 2013)

In this pre-clinical study of IMX-110 in the HCT-116 colorectal cancer xenograft mouse model, at day 24, 80% of mice treated with 1 cycle of low-dose IMX-110 were alive while all control animals were dead.

We observed that IMX-110 monotherapy has statistically significantly inhibited tumor growth in a pre-clinical study that we funded and was conducted in a genetic pancreatic cancer (KPC) mouse model. The primary endpoint of the study was tumor growth inhibition as measured by tumor volume and weight. Transgenic mice (Pdx1-Cre) were treated every day starting at day 0 (5 total tail vein injections, arrows correspond to injection days) at a dose of 6 mg/kg CUR and 1.4 mg/kg DOX (at least six mice per dosing group). Survival was determined when the tumor reached 1500mm3. Surviving animals were euthanized after the last blood collection prior to Day 30, tumors were excised, measured, weighted, photographed and sectioned for histological analysis. Our employees were involved in the design of this study and the results are unpublished. No adverse side effects of IMX-110 were observed as measured by lack of weight loss.

Figure 18: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology Monotherapy Statistically Significantly Inhibited Tumor Growth in Genetic (KPC) Pancreatic Cancer Pre-clinical Model

(See above paragraph for study description. ImmixBio unpublished results.)

In this pre-clinical study of IMX-110 monotherapy in the genetic KPC pancreatic cancer mouse model, one cycle of low-dose IMX-110 produced an average 43% reduction in tumor volume and weight at sacrifice vs. tumor volume and weight in untreated controls.

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

Figure 19: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology

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

Figure 20: 4 Drug Combination (Anti-PD-1, Anti-CD40, Gemcitabine, Nab-paclitaxel) Produced

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

Figure 21: IMX-110 + Murine Anti-PD-1 Produced Extended Survival Produced Median 63 Day Survival

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

IMX-111 Tissue-Specific BiologicTM with TME NormalizationTM Technology

IMX-111 Market Opportunity

The first potential indication we intend to pursue for IMX-111 is colorectal cancer (“CRC”). CRCs are cancers that arise from the colon, rectum and anus. According to American Cancer Society, there were roughly 153,020 new cases of colorectal cancer in the United States in 2023. Globally, there are roughly 1,930,000 new cases of colorectal cancer each year, of which 519,500 are in Europe, 148,500 are in Japan, 20,500 are in Australia and New Zealand, and 555,000 are in China. The five-year survival rate in the United States for all stages of CRC is 65.1%, but this falls to 15.1% for patients with late-stage metastatic disease.

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

$41.11 billion is the total publicly disclosed combined annual sales of pembrolizumab (Keytruda®, Merck & Co.), nivolumab (Opdivo®), bevacizumab (Avastin®), and ramucirumab (Cyramza®) according to the most recent available annual reports.

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

We observed that IMX-111 has statistically significantly inhibited tumor growth in a pre-clinical study that we funded and was conducted on an industry sponsored research basis in a HCT-116 colon cancer xenograft mouse model (which is poorly sensitive to doxorubicin). The primary endpoint of the study was tumor growth inhibition as measured by tumor volume, with the secondary endpoint being overall survival. Female nude (NU/NU) mice bearing 250mm3 HCT-116 tumors were treated every 2 days starting at day 0 (7 total tail vein injections, arrows correspond to injection days) at a dose of 4 mg/kg CUR and 0.4 mg/kg DOX (six mice per dosing group). Survival was determined when the tumor reached 1000mm3. Our employees were involved in the design of this study and Ilya Rachman, our Chief Executive Officer and Chairman of our board of directors, was a co-author of the results published in 2013. No adverse side effects of IMX-111 were observed as measured by lack of weight loss.

Figure 22: IMX-111 Tissue-Specific BiologicTM with TME NormalizationTM Technology Statistically Significantly Inhibited Tumor Growth in HCT-116 Colorectal Cancer Pre-clinical Xenograft Model

(See above paragraph for study description. Adapted from Abouzeid et al., 2013)

In this pre-clinical study of IMX-111 in the HCT-116 colorectal cancer xenograft mouse model, at day 24, 100% of mice treated with 1 cycle of low-dose IMX-111 were alive while all control animals were dead.

We observed that IMX-111 has statistically significantly inhibited tumor growth in a pre-clinical study that we funded and was conducted on an industry sponsored research basis in a MDA-MB-231 triple-negative breast cancer xenograft mouse model (which is poorly sensitive to doxorubicin). The primary endpoint of the study was tumor growth inhibition as measured by tumor volume, with the secondary endpoint being overall survival. Female nude (NU/NU) mice bearing 150mm3 MDA-MB-231 tumors were treated every 2 days starting at day 20 except last injection administered at day 33 (7 total IV injections) at a dose of 6 mg/kg CUR and 1 mg/kg DOX (at least six mice per dosing group). Survival was determined when the tumor reached 1000mm3. Our employees were involved in the design of this study and Ilya Rachman, our Chief Executive Officer and Chairman of our board of directors, was a co-author of the results published in 2014. No adverse side effects of IMX-111 were observed as measured by lack of weight loss.

Figure 23: IMX-111 Tissue-Specific BiologicTM with TME NormalizationTM Technology Statistically Significantly Inhibited Tumor Growth in MDA-MB-231 Triple-Negative Breast Cancer Xenograft Model

(See above paragraph for study description. Adapted from Abouzeid et al., 2014)

In this pre-clinical study of IMX-111 in the MDA-MB-231 triple-negative breast cancer xenograft mouse model, treatment with one cycle of low-dose IMX-111 resulted in 50% reduction in tumor mass, versus 33% growth in controls. The IMX-111 treatment effect lasted throughout the 52 day experiment duration.

IMX-111 Composition and Mechanism of Action

Figure 24: IMX-111 Tissue-Specific BiologicTM with TME NormalizationTM Technology

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

Figure 25: IMX-111’s Target GLUT1 is Overexpressed on Colorectal and Other Cancers

(Adapted from a review paper by Amann, et al., 2009. We did not fund or sponsor this study, and we were not involved in this study or its publication.)

GLUT1 is a glucose transporter which is overexpressed on 92% of CRC, making GLUT1 a prime biomarker for IMX-111 targeting in CRC.

Figure 26: IMX-111’s Target GLUT1 Overexpression is Associated with a Poor Prognosis

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

Figure 27: IMX-111 Tissue-Specific BiologicTM with TME NormalizationTM Technology

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

IMX-111 Development Strategy

We plan to conduct IND-enabling studies for IMX-111 in 2023 (completing in in the first half 2024), pursuing advanced colorectal cancer as the initial indication. We anticipate filing an IND for IMX-111 in in the first half 2024. We plan to initiate a Phase 1b/2a study with IMX-111 in solid tumors in the United States and Australia, with the first patient anticipated to be dosed in 2024. We plan for IMX-111 to pursue advanced colorectal cancer as its initial indication.

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

$36.27 billion is the total publicly disclosed combined annual sales of adalimumab (Humira®), ustekinumab (Stelara®), and vedolizumab (Entyvio®, Takeda) according to the most recent available annual reports.

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

IMX-120 Composition and Mechanism of Action

Figure 28: IMX-120 Tissue-Specific BiologicTM with Immune Normalization TechnologyTM for Inflammatory Bowel Disease

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

Figure 29: Polyphenols have Shown Promise in Both Ulcerative Colitis and Crohn’s

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

Figure 30: GLUT1 Targeting Significantly Reduces IBD Inflammation in in vitro Models

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

Figure 31: IMX-120 Silences Disease Causing Inflammatory Bowel Immune Cells

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

IMX-120 Development Strategy

We plan to conduct IND-enabling studies for IMX-120 in 2023 (completing in the first half of 2024), pursuing ulcerative colitis and severe Crohn’s disease indications. We anticipate filing an IND for IMX-120 in the first half of 2024. We plan to initiate a Phase 1b/2a study with IMX-120 in IBD in the United States and Australia with the first patient anticipated to be dosed in 2024. We plan for IMX-120 to pursue UC and severe CD indications.

NEXCELLA – CELL THERAPIES FOR HEMATOLOGIC MALIGNANCIES

Overview of Nexcella

Nexcella, Inc, our majority-owned subsidiary, is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel cell therapies for oncology and other indications. We believe cell therapies are one of the forward pillars of medicine, and our mission is to harness the power of cell therapies to rapidly engineer safe, effective, accessible treatments to improve patient outcomes in oncology and other indications. Our N-GENIUS cell engineering platform with EXPAND technology has already produced clinical-stage NXC-201, which we believe is the first outpatient autologous chimeric antigen receptor T-cell therapy (“CAR-T”). Autologous cells refer to the patient’s own cells (versus allogeneic, which refers to another person’s cells). NXC-201 targets B-cell maturation antigen (“BCMA”) for multiple myeloma (“MM”) and AL amyloidosis (“ALA”). Though CAR-T cell therapies have shown benefits to date, they have historically faced barriers to adoption due to prolonged hospitalization with frequent intensive care unit (“ICU”) stays due to unpredictable onset and duration of immune effector cell-associated neurotoxicity syndrome (“ICANS”) neurotoxicity and grade 3 and 4 cytokine release syndrome (“CRS”), leading to a 15-day median hospital stay for CAR-T treatments today. NXC-201 has already demonstrated class-leading 90% overall response rates, 59% complete response rates, and favorable tolerability in MM (exemplified by no ICANS neurotoxicity over 42 multiple myeloma patients). According to the National Cancer Institute, “overall response” refers to “the percentage of patients whose cancer shrinks or disappears after treatment” and “complete response” refers to “the disappearance of all signs of cancer in response to treatment.” Additionally, 8 ALA patients have also been treated by NXC-201 to-date with a 100% hematologic complete response rate, of which 5 published patients demonstrated 100% hematologic complete response rate and 100% cardiac, liver, and renal organ system response rate. Based on NXC-201 short (median onset day 1, median duration 2 day) low-grade CRS, we believe NXC-201 could require only a 2-3 day hospital stay, potentially reducing hospital stay costs by 80-87% and make NXC-201 the first and only potential outpatient CAR-T in development. Additionally, outpatient treatment could create a much larger accessible market/wider access for NXC-201 (99% of CAR-T today is administered in large academic medical centers, which account for only 5% of medical centers by count today in the US).

We estimate the current market size for multiple myeloma therapies is $18 billion, expected to reach $29 billion in 2027, according to Wilcock, et al. Nature Reviews. The Amyloidosis market was $3.6 billion in 2017, expected to reach $6 billion in 2025.

We believe our N-GENIUS platform with EXPAND technology will allow us to treat additional BCMA-positive indications such as chronic lymphocytic leukemia (“CLL”), follicular lymphoma (“FL”), Waldenstrom’s macroglobulinemia, and B-cell lymphoma with NXC-201. We believe our platform will also accelerate the development of CAR-T NXC-301 for acute lymphoblastic leukemia (“ALL”), large B-Cell lymphoma (“LBCL”) and mantle cell lymphoma (“MCL”), as well as NXC-401 for Acute myeloid leukemia (“AML”). We plan to treat oncology and other indications.

Our Lead Product Candidate (Nexcella)

NXC-201: Next Generation CAR-T For AL Amyloidosis and Multiple Myeloma

NEXCELLA
NEXT GENERATION CELL THERAPIES

NXC-201: FIRST BCMA CAR-T GENERATED BY THE N-GENIUS PLATFORM

NXC-201

BCMA EXPRESSING CANCER CELL
BCMA Surface Expression
NXC-201 CAR-T CELL
NXC-201 BCMA Chimeric Antigen Receptor (CAR)

- NXC-201 is a next-generation chimeric antigen receptor (CAR) T-cell (CAR-T) produced by our N-GENIUS platform targeting B-cell maturation antigen (BCMA)
  - High Complete Response Rates in AL Amyloidosis and Multiple Myeloma
  - First Outpatient CAR-T: Short CRS duration (median 2 days) starting on day 0
  - No Neurotoxicity, only 1 grade 3 CRS across 42 Multiple Myeloma patients

NXC-201 — Key Characteristics

High Transduction Efficiency

(Lower dose may lead to lower toxicity)

*Carvykti data presented at ASH 2019; Abecma data presented at ASH 2017. CART-ddBCMA source Arcellx. Analysis based on cross-trial comparisons of publicly available data reported in ASH 2017 and 2019 and not a head-to-head clinical trial

100%
80%
60%
40%
20%
0%
% CAR+
Carvykti
Abecma
CART-ddBCMA
NXC-201

Low Tonic Signaling

(Lower off-target toxicity may lead to lower toxicity)

NXC-201 was co-cultured with the indicated target T cells and TNFα (B) and IL-2 (C) concentrations secreted in the culture supernatant were determined by ELISA.

6,000
4,000
2,000
0
TNFα (pg/mL)
No target
K562-BCMA

Anti-Exhaustion Capability

NXC-201 was co-cultured overnight then analyzed by flow cytometry for the expression of 4-1BB

4.5 ± 1.8
57.7 ± 3.2
No Target
K562-BCMA

Source: *Development and manufacturing of novel locally produced anti-BCMA CART cells for the treatment of relapsed/refractory multiple myeloma: phase I clinical results.* Haematologica. 2022 Oct 6. doi: 10.3324/haematol.2022.281628. Epub ahead of print. PMID: 36200421.

NXC-201, currently in Phase 1b/2a clinical trials for relapsed or refractory (“r/r”) MM and relapsed or refractory (r/r) ALA, is a next generation autologous CAR-T targeting BCMA. BCMA is a highly expressed protein in a number of hematologic malignancies including MM. When an antigen such as BCMA is expressed on cancer cells, NXC-201 is able to target and kill those cancer cells, sparing healthy tissue. BCMA has been shown to be over-expressed on MM, LBCL, CLL, ALA and other plasma cell dyscrasia diseased cells.

NXC-201 Multiple Myeloma Clinical Data To-Date

Published in Haematologica in 2022 and presented at the 5th European CAR T-cell Meeting, we recently announced positive interim results for the 42 patients enrolled in our ongoing NEXTIVATE-1 (NCT04720313) Phase 1b/2a clinical trial of NXC-201, our lead product candidate, for the treatment of patients with relapsed or refractory (r/r) MM. As of the October 23, 2022 data cutoff date, based on median follow-up of 146 days (range, 18-314), clinical data is presented below. These data comprised the dose escalation cohorts for the first dose level (DL1) (150 million CAR+ T cells, n=6), the second dose level (DL2) (450 million CAR+ T cells, n=7), and the third, therapeutic dose level (DL3) (800 million CAR+ T cells, n=29).

Key highlights from the MM data presented are as follows:

●	90% overall response rate (“ORR”) was observed in 29 multiple myeloma patients receiving the therapeutic dose of NXC-201
●	17 of 29 (59%) of patients receiving the therapeutic dose reached complete response (“CR”) or stringent complete response (“sCR”)
●	CRS was manageable and no neurotoxicity was observed
●	The therapeutic dose of NXC-201 (800 million CAR+T cells) has been established as the recommended Phase 2 dose (“RP2D”)
●	Data supports investigating NXC-201 as the first potential outpatient CAR-T cell therapy
●	No patients in the clinical trial experienced Grade 4 CRS
●	Just 1 patient in the clinical trial experienced Grade 3 CRS
●	The longest response in the clinical trial so far was over 11 months

All 42 patients treated as of the October 23, 2022 were triple-class refractory (to at least 1 immunomodulatory drug, 1 proteasome inhibitor and 1 anti-CD38 antibody).

NXC-201 AL Amyloidosis Clinical Data To-Date

8 ALA patients have been treated by NXC-201 to-date with a 100% hematologic complete response rate, of which, 4 were Published in Clinical Cancer Research in 2022 and presented at the 5th European CAR T-cell Meeting. We recently published positive interim results for the first 5 patients enrolled in our ongoing clinical trial of NXC-201, our lead product candidate, for the treatment of patients with ALA.

As of the October 23, 2022 cutoff for 5 patients treated with NXC-201 with r/r ALA:

●	100% organ response rate:
	○	100% organ response rate (cardiac)
	○	100% organ response rate (renal)
	○	100% organ response rate (kidney)
●	100% complete responses (MRD negativity 10-5) were produced by NXC-201.

These data comprised the dose escalation cohorts for the first dose level (DL1) (150 million CAR+ T cells, n=1), the second dose level (DL2) (450 million CAR+ T cells, n=2), and the third, therapeutic dose level (DL3) (800 million CAR+ T cells, n=2).

Detailed information is available in our Clinical Cancer Research publication for the first 4 ALA patients treated with NXC-201. As of the February 26, 2022 publication date, based on median follow-up of 5.2 months, key highlights are as follows:

●	100% organ response rate:
○ 100% organ response rate (cardiac)
○ 100% organ response rate (renal)
○ 100% organ response rate (kidney)
●	100% achieved CR (MRD negativity 10-5)
●	2-stage improvement in New York Heart Association (“NYHA”) Heart Failure Stage was observed with NXC-201
●	Mean 65% reduction (2,656pg/mL) in NT-proBNP from baseline
●	No patients experienced ICANS neurotoxicity
●	No patients experienced Grade 4 CRS

Of the 4 patients in the ongoing AL amyloidosis clinical trial as of the February 26, 2022 publication date, of the patients with NYHA stage > 2, 1 was stage 4, and 2 were stage 3. After treatment with NXC-201, the stage 4 patient improved to stage 2, and both of the stage 3 patients also improved to stage 2.

		Patient 1	Patient 2	Patient 3	Patient 4
	Dose Level	150x10[6]	450x10[6]	800x10[6]	450x10[6]
Pre-treatment	NYHA Stage	3	4	1	3
Post-treatment	NYHA Stage	2	2	1	2
NXC-201 Treatment Effect	NYHA Stage Reduction	-1	-2	-	-1

In the ongoing AL amyloidosis clinical trial, N-terminal (NT)-pro hormone BNP (NT proBNP) (pg/mL) levels were reported. According to the Cleveland Clinic, for patients above 50 years of age, >900 NT proBNP (pg/mL) could mean heart function is unstable. Of the 4 patients in the ongoing AL amyloidosis ALA clinical trial as of the February 26, 2022 publication date, 3 had pre-treatment NT proBNP levels of 7,500, 2,800 and 2,773, respectively, which were reduced to 2,700 (4,800 point reduction), 1,505 (1,295 point reduction) and 901 (1,872 point reduction) (units: pg/mL), respectively, after treatment with NXC-201.

		Patient 1	Patient 2	Patient 3	Patient 4
	Dose Level	150x10[6]	450x10[6]	800x10[6]	450x10[6]6	Mean
	Age	64	58	82	63	-
Pre-treatment	NT ProBNP (pg/mL)	7,500	2,800	119	2,773	-
Post-treatment	NT ProBNP (pg/mL)	2,700	1,505	-	901	-
NXC-201 Treatment Effect	NT ProBNP absolute reduction (pg/mL)	-4,800	-1,295	-	-1,872	-2,656
NXC-201 Treatment Effect	NT ProBNP percentage reduction (pg/mL)	-64%	-46%	-	-68%	-65%

In our ongoing AL amyloidosis clinical trial, N-terminal (NT)-pro hormone BNP (NT proBNP) (pg/mL) levels were reported. According to the Cleveland Clinic, for patients above 50 years of age, NT proBNP >900 (pg/mL) could mean heart function is unstable. Of the 4 patients in the ongoing AL amyloidosis clinical trial as of the February 26, 2022 publication date, 3 had pre-treatment NT proBNP levels of 7,500, 2,800 and 2,773, respectively, which were reduced to 2,700 (4,800 point reduction), 1,505 (1,295 point reduction) and 901 (1,872 point reduction) (units: pg/mL), respectively, after treatment with NXC-201.

NXC-201: Potentially The First Outpatient CAR-T

We believe NXC-201 is the first and only potential next-generation CAR-T treatment that could be delivered as an outpatient treatment.

Outpatient therapy may enable NXC-201 to address a much larger accessible market/wider access to NXC-201 CAR-T therapy (99% of CAR-T today is administered in large academic medical centers, which account for only 5% of medical centers by count today in the US). Additionally, NXC-201 treatment may result in an 80-87% reduction in hospital stay costs (2-3 day hospital stay NXC-201 vs. 15-day CAR-T standard).

In multiple myeloma, as of the October 23, 2022 data cutoff, low-grade CRS duration of median 2 days at therapeutic dose (range: 1-7 days) (n=42) points to NXC-201 potentially becoming the first and only out-patient CAR-T for Multiple Myeloma and other BCMA-positive malignancies.

In AL amyloidosis, as of the October 23, 2022 publication date, no grade 4 CRS was observed, and CRS duration of median 4 days at therapeutic dose (range: 1-5 days) (n=5) points to NXC-201 potentially becoming the first and only out-patient CAR-T for AL Amyloidosis.

Our Market Opportunity (Nexcella)

The hematologic cancer market size is $60 billion today, growing to $120 billion in 2028.

NXC-201 – Multiple Myeloma

We estimate the current market size for multiple myeloma therapies is $18 billion, expected to reach $29 billion in 2027, according to Wilcock, et al. Nature Reviews.

Multiple myeloma (“MM”) is an incurable blood cancer of plasma cells that starts in the bone marrow and is characterized by an excessive proliferation of these cells. Despite initial remission, unfortunately, most patients are likely to relapse. There are 34,470 patients in the United States diagnosed with MM each year. Prognosis for patients who do not respond to or relapse after treatment with standard therapies, including protease inhibitors and immunomodulatory agents remains poor.

MM is the third most common hematological malignancy in the United States and Europe, representing approximately 10% of all hematological cancer cases, 20% of deaths due to hematological malignancies and impacting over 100,000 patients globally each year. The Surveillance, Epidemiology, and End Results (“SEER”) Program database projects that approximately 35,000 new cases of MM in the United States and over 35,000 new cases in six select markets within Europe and Asia.

In 2021, the FDA approved idecabtagene vicleucel (marketed as ABECMA® by Bristol Myers Squibb), at the time the only BCMA-targeted CAR-T for multiple myeloma. ABECMA® was approved based on a 100-patient, open-label MM study which resulted in a complete response rate of 28% and >= Grade 3 neurotoxicity of 8% at the therapeutic dose, according to the ABECMA® FDA approval label.

In December 2022, Gilead paid $225 million upfront and invested $100 million in Arcellx, Inc. in exchange to equally share profits of CART-ddBCMA, a BCMA-targeted CAR-T for multiple myeloma. CART-ddBCMA was evaluated in a clinical trial in which 19 patients were treated at the therapeutic dose, which resulted in a complete response rate of 71%, and >= Grade 3 neurotoxicity of 4%, according to Arcellx, Inc.

NXC-201 – AL amyloidosis

We estimate the current market size for amyloidosis therapies is $3.6 billion, expected to reach $6 billion in 2027.

ALA is a rare systemic disorder caused by an abnormality of plasma cells in the bone marrow. Misfolded amyloid proteins produced by plasma cells cause buildup in and around tissues, nerves and organs, gradually affecting their function. This can cause progressive and widespread organ damage, and high mortality rates.

ALA affects roughly 30,000 – 40,000 patients in total throughout the U.S. and Europe, and it is estimated that there are approximately 3,000 – 4,000 new cases of AL amyloidosis annually in the U.S., though actual incidence is likely higher as a result of under-diagnosis. Amyloidosis has a one-year mortality rate of 47 percent, 76 percent of which is caused by cardiac amyloidosis.

ALA remains a high unmet need disease with just one FDA approved therapy in the last two decades - daratumumab.

In 2021, the FDA approved daratumumab (marketed as DARZALEX® by Janssen/Johnson & Johnson), which is the only FDA approved therapy for AL amyloidosis. Daratumumab (DARZALEX®) was trialed in an ALA study where daratumumab was combined with cyclophosphamide + bortezomib + dexamethasone in a 4-drug combination, which produced a 53% hematologic complete response rate with a 42% organ response rate (cardiac) according to Kastritis, et al., 2021.

Why Now?

●	We are leveraging market CAR-T experience so far—manufacturing consistency, automation technology, efficacy, tolerability.

●	Demand for MM CAR-Ts continues to exceed supply – there are currently only 2 MM CAR-Ts on the market.

●	Still common with approved CAR-Ts: High grade Cytokine Release Syndrome (> grade 3) and neurotoxicity side-effects.

●	Bi-specifics/Allogeneic CAR-Ts still work in progress.

Our Pipeline (Nexcella)

We are building a broad and scalable pipeline that has positioned us to capitalize on the potential of our proprietary platform technologies and achieve long-term growth and sustainability within the field of cell therapy. We believe our N-GENIUS platform and EXPAND technology will enable us to target a range of hematologic malignancies.

We have worldwide rights to all of our programs and have summarized our preclinical and clinical programs in the pipeline chart below:

We are in the process of extending our ongoing NEXICART-I (NCT04720313) Phase 1b/2a clinical trial to the United States, which could cause NEXICART-I to be a registrational clinical trial, generating clinical data that could be included in a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA). Based on our current regulatory pathway, we believe that results from our NEXICART-I trial, if positive, together with clinical results from our United States studies could be sufficient to support the filing of a BLA.

Our Platform and Technologies (Nexcella)

Our N-GENIUS platform has broad potential utility in hematologic and autoimmune disease.

Our N-GENIUS platform, which has produced NXC-201, consists three key elements: (1) Purpose-Built Cell Therapy Evidence Capture Engine + Relational Database, which relates Nexcella internal data to external to accelerate therapy design, manufacture, and preclinical; (2) proprietary EXPAND technology, which is applied to multiple cell therapy indications, already utilized to create NXC-201, to potentially increase efficacy and tolerability; and (3) Atomized, Novel Binding Scaffold Generation Engine, which allows us to make the correct binding for every molecule. We believe key characteristics of NXC-201 may apply to other products candidates produced by the N-GENIUS Platform. Those 3 key characteristics are: (a) high transduction efficiency (lower dose may lead to lower toxicity), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to efficacy over an extended period of time).

N-GENIUS Platform: Robust Pipeline of Clinical & Preclinical CAR-Ts

NEXCELLA
NEXT GENERATION CELL THERAPIES

N-GENIUS PLATFORM

3 Key Elements

Purpose-Built Cell Therapy Evidence Capture Engine + Relational Database

Proprietary EXPAND technology

Atomized, Novel Binding Scaffold Generation Engine

Source: *Development and manufacturing of novel locally produced anti-BCMA CART cells for the treatment of relapsed/refractory multiple myeloma: phase I clinical results.* Haematologica. 2022 Oct 6. doi: 10.3324/haematol.2022.281628. Epub ahead of print. PMID: 36200421.

Produced NXC-201, NXC-301, NXC-401

NXC-201 CAR-T CELL

BCMA EXPRESSING CANCER CELL
BCMA Surface Expression
NXC-201 CAR-T CELL
NXC-201 BCMA Chimeric Antigen Receptor (CAR)

- NXC-201 is a next-generation chimeric antigen receptor (CAR) T-cell (CAR-T) targeting B-cell maturation antigen (BCMA)
  - High Complete Response Rates in AL Amyloidosis and Multiple Myeloma
  - First Outpatient CAR-T: Short CRS duration (median 2 days) starting on day 0
  - No Neurotoxicity, only 1 grade 3 CRS across 42 Multiple Myeloma patients

NXC-301 CAR-T CELL

CANCER CELL
Surface Expression
NXC-301 CAR-T CELL
NXC-301 Proprietary Chimeric Antigen Receptor (CAR)

- NXC-301 is a next-generation CAR-T with a proprietary target. Indications:
  - Acute lymphocytic leukemia (ALL)
  - Large B-Cell Lymphoma (LBCL)
  - Mantle cell lymphoma (MCL)

NXC-401 CAR-T CELL

CANCER CELL
Surface Expression
NXC-401 CAR-T CELL
NXC-401 Proprietary Chimeric Antigen Receptor (CAR)

- NXC-401 is a next-generation CAR-T with a proprietary target. Indications:
  - Acute Myeloid Leukemia (AML)

Our Clinical Development Plan and Milestones (Nexcella)

We are in the process of extending our ongoing NEXICART-I (NCT04720313) Phase 1b/2a clinical trial to the United States, which could cause NEXICART-I to be a registrational clinical trial, generating clinical data that could be included in a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA). We also intend to rapidly pursue clinical development of NXC-201 in AL Amyloidosis, in earlier lines of multiple myeloma therapy, and other BCMA-positive hematologic malignancies on an outpatient basis.

In MM, we plan to enroll approximately 100 patients in our ongoing open-label study at the recommended phase 2 dose, then submit a BLA for approval to the FDA.

In ALA, we plan to enroll approximately 30-40 patients in an open-label study at the recommended phase 2 dose, then submit a BLA for approval to the FDA.

In 2023, we plan to continue to report interim data results from our ongoing phase 1b/2a NXC-201 clinical trial, complete a pre-IND meeting with the FDA, file an IND for US phase 2 trial for NXC-201, and open a US clinical trial for NXC-201.

We plan to submit our first NXC-201 BLA to the FDA in the first half of 2025.

We believe that the foundation of our competitive advantage is our proprietary technology, clinical evidence, track record of execution, manufacturing success, and assembly of a proven management team. We believe these advantages may position us to achieve significant market share in a large and attractive market and to ultimately transform the cell therapy market, contributing to a significant advancement in medicine.

Manufacturing

We have already established a track record of producing 7 batches of our TSTx according to current Good Manufacturing Practice (“cGMP”), and have treated 17 patients so-far in our ongoing Phase 1b/2a clinical trial as of February 2023.

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

Companies developing CAR-Ts targeting multiple myeloma include, but are not limited to, Janssen/Johnson & Johnson, Bristol Myers Squibb, and Arcellx, Inc. Companies developing therapies for AL amyloidosis include, but are not limited to, Prothena Corp, Caelum Biosciences (Now Alexion/AstraZeneca), and Janssen/Johnson & Johnson.

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

In addition to the above, companies with approved therapies and that are developing therapies for soft tissue sarcoma include, but are not limited to, BioAtla Inc., Epizyme Inc., Nanobiotix SA, C4 Therapeutics, Inc., Adaptimmune Therapeutics plc, Eisai, Novartis, Mirati Therapeutics, Inc., and Janssen/Johnson & Johnson.

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

As of March 17, 2023, our patent portfolio includes 11 U.S. and foreign granted patents, 3 pending U.S. and foreign patent applications, 2 pending international (PCT) patent applications, and 1 pending U.S. provisional patent application related to our technology platform and our product candidates. Of those, 1 patent has been granted in the U.S. and 10 patents have been granted in the following countries: France, Germany, Ireland, Switzerland, and the United Kingdom. One non-provisional patent application is currently pending in the U.S. and 2 foreign patent applications are currently pending before the European Patent Office and Hong Kong. Certain platform patents are expected to remain in force until 2033. Other patents directed to platform technology are expected to remain in force until 2036.

The below patents and patent applications comprise our patent portfolio. All of the patents and patent applications listed below are owned by us.

Jurisdiction	Status	Number	Title	Expected Expiration Date	Type of Patent Protection
United States	Patent	9,833,508	Cancer therapeutics	03/15/2033	Methods of treatment
United States	Pending	16/789,401	Methods and related compositions for the treatment of cancer	03/15/2033	Compositions and methods of treatment
United States	Provisional	63/357,536	Nanoparticles for the treatment of inflammatory diseases	06/30/2023	Compositions and methods of treatment
PCT	Pending	PCT/US2022/036419	Nanoparticles for cancer treatment	1/7/2024	Compositions and methods of treatment
PCT	Pending	PCT/US22/44948	Nanoparticles for cancer treatment	3/27/2024	Compositions and methods of treatment
France	Patent	13760370.0	Micelles ciblant le Glut-1 et comprenant de la curcumine (Glut-1 targeted and curcumin loaded micelles)	03/15/2033	Compositions
Germany	Patent	13760370.0	Glut-1 zielgerichtete und mit Kurkumin beladene Mizellen (Glut-1 targeted and curcumin loaded micelles)	03/15/2033	Compositions

Ireland	Patent	13760370.0	Glut-1 targeted and curcumin loaded micelles	03/15/2033	Compositions
Switzerland	Patent	13760370.0	Glut-1 zielgerichtete und mit Kurkumin beladene Mizellen (Glut-1 targeted and curcumin loaded micelles)	03/15/2033	Compositions
United Kingdom	Patent	13760370.0	Glut-1 targeted and curcumin loaded micelles	03/15/2033	Compositions
European Patent Office	Pending	20196191.9	Micelle comprising an inhibitor of NF-KB	03/15/2033	Compositions
Hong Kong	Pending	42021037058.1	Micelle comprising an inhibitor of NF-kB	03/15/2033	Compositions
France	Patent	16858309.4	Méthodes et compositions associées pour le traitement du cancer (methods and related compositions for the treatment of cancer)	10/21/2036	Compositions
Germany	Patent	16858309.4	Verfahren und verwandte zusammensetzungen zur behandlung von krebs (methods and related compositions for the treatment of cancer)	10/21/2036	Compositions
Ireland	Patent	16858309.4	Methods and related compositions for the treatment of cancer	10/21/2036	Compositions
Switzerland	Patent	16858309.4	Verfahren und verwandte zusammensetzungen zur behandlung von krebs (methods and related compositions for the treatment of cancer)	10/21/2036	Compositions
United Kingdom	Patent	16858309.4	Methods and related compositions for the treatment of cancer	10/21/2036	Compositions

Additionally, as of March 17, 2022, Nexcella, Inc. has global exclusive rights to patents #63/308,277, #63/368,002, PCT/IL2023/050142 which are directed to our N-GENIUS platform, EXPAND technology, and to our product candidates, including NXC-201. The patents include one pending PCT application (PCT Application No. PCT/IL2023/050142), filed in 2023. The application relates to a chimeric antigen receptor (CAR) molecule specific for B cell maturation antigen (BCMA), compositions and methods thereof for the treatment of immune-related disorders. We plan to enter the national phase of the PCT application in multiple countries. Any resulting patents in this family are expected to expire in 2043 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

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

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option which grants us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. As of December 31, 2022, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations described herein shall survive the termination of the MSA.

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, Nexcella entered into a Research and License Agreement (the “Agreement”) with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”), to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import the Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella shall paid  the Licensors an upfront fee of $1,500,000 in December 2022 . Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Nexcella has agreed to pay royalties to the Licensors equal to 5% of based on Net Sales (as defined in the Agreement) during the Royalty Period. “Royalty Period” means for each Licensed Product, on a country-to-country basis, the period commencing on December 8, 2022 and ending on the later of (a) the expiration of the last to expire Valid Claim (as defined in the Agreement) under a Licensed Patent (as defined in the Agreement), if any, in such country, (b) the date of expiration of any other Exclusivity Right (as defined in the Agreement) or data protection period granted by a regulatory or other governmental authority with respect to a Licensed Product or (c) 15 years from the date of First Commercial Sale (as defined in the Agreement) of a Licensed Product in such country.

In addition, Nexcella shall pay milestone payments of up to $20 million upon the achievement of certain Net Sales as set forth in the Agreement and Nexcella has committed to funding NXC-201 clinical trials in Israel over 4 years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, shall continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

Agreements with Nexcella

Founders Agreement

Effective December 8, 2022, we entered a Founders Agreement with Nexcella (the “Nexcella Founders Agreement”). Pursuant to the Nexcella Founders Agreement, in consideration for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, we received 250,000 shares of Nexcella’s Class A Preferred Stock, 1,000,000 shares of Nexcella’s Class A Common Stock, and 5,000,000 shares of Nexcella’s common stock. In addition, pursuant to the Nexcella Founders Agreement, prior to a Qualified IPO (as defined in Nexcella’s Amended and Restated Certificate of Incorporation, as amended (the “Nexcella COI”)) or Qualified Change in Control (as defined in the Nexcella COI), we shall provide funds to Nexcella as requested by Nexcella, in good faith, to be evidenced by a senior unsecured promissory note. The Nexcella Founders Agreement has a term of 15 years, which, upon expiration, automatically renews for successive one-year periods unless terminated by us upon notice at least six months prior to the end of the term or upon the occurrence of a Change of Control (as defined in the Nexcella Founders Agreement). In exchange for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, on December 21, 2022, the Company loaned Nexcella approximately $2.1 million, evidenced by a senior unsecured promissory note, which note matures on January 31, 2030, accrues interest at a rate of 7.875% per annum and is convertible into shares of common stock of Nexcella at a conversion price of $2.00 per share, subject to adjustment; provided, however, that such note shall automatically convert into shares of Nexcella common stock immediately prior to certain conversion triggers set forth in the note. Nexcella may not prepay the note without our prior written consent .

The Class A Preferred Stock is identical to the common stock other than as to conversion rights, the PIK Dividend right (as defined below) and voting rights.

Each share of Class A Preferred Stock is convertible, at our option, into one share of Nexcella’s common stock, subject to certain adjustments. As a holder of Nexcella’s Class A Preferred Stock, we will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into Nexcella’s common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional shares of Nexcella common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to 2.5% of Nexcella’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date. In addition, as a holder of Class A Preferred Stock, we shall be entitled to cast for each share of Class A Preferred Stock held as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Nexcella common stock and (B) the whole shares of Nexcella common stock into which the shares of outstanding Nexcella Class A Common Stock and the Class A Preferred Stock are convertible and the denominator of which is number of shares of outstanding Nexcella Class A Preferred Stock.

Each share of Class A Common Stock is convertible, at our option, into one share of Nexcella’s common stock, subject to certain adjustments. In addition, upon a Qualified IPO or Qualified Change in Control, the shares of Class A Common Stock, will automatically convert into one share of Nexcella’s common stock; provided however, if at that time, the Class A Common Stock is not then convertible into a number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of: (a) in the case of a Qualified IPO, at least $5,000,000 based on the initial offering price in such offering, or (b) in the case of a Qualified Change in Control, at least $5,000,000 in cash or at least $5,000,000 of equity based on the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control, the Class A Common Stock will automatically convert into such number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of $5,000,000 based on the initial offering price in such offering or the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control (or if such Qualified Change of Control results in the Class A Shares being exchanged solely for cash, then $5,000,000 in cash). We shall be entitled to cast such number of votes equal to the number of whole shares of Nexcella common stock into which our Class A Common Stock are convertible as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella.

In addition to the foregoing, we shall be entitled to one vote for each share of Nexcella common stock held by us. Except as provided by law or by the Nexcella COI, holders of Nexcella Class A Common Stock and Class A Preferred Stock shall vote together with the holders of Nexcella common stock, as a single class.

As additional consideration under the Nexcella Founders Agreement, Nexcella will also: (i) pay an equity fee in shares of common stock, payable within five business days of the closing of any equity or debt financing for Nexcella or any of its respective subsidiaries that occurs after the effective date of the Nexcella Founders Agreement and ending on the date when we no longer have majority voting control in Nexcella’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to 4.5% of Nexcella’s annual Net Sales (as defined in the Nexcella Founders Agreement), payable on an annual basis. In the event of a Change of Control, Nexcella will pay a one-time change in control fee equal to five times the product of (A) Net Sales for the 12 months immediately preceding the Change of Control and (B) 4.5%.

Management Services Agreement

Effective as of December 8, 2022, we entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, we will render management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At our request, Nexcella shall utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by us, provided those services are offered at market prices. In consideration for the Services, Nexcella will pay us an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”), payable in advance in equal quarterly installments; provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Nexcella has Net Assets (as defined in the Nexcella MSA) in excess of $100 million at the beginning of the calendar year. Notwithstanding the foregoing, the first Annual Consulting Fee payment shall be made on the first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that is in excess of $10 million in gross proceeds. The first payment shall include all amounts in arrears from the effective date of the Nexcella MSA through such payment as well as the amounts in advance for such first quarterly payment. Actual and direct out-of-pocket expenses reasonably incurred by us in performing the Services shall be reimbursed to us by Nexcella. The Nexcella MSA shall continue for a period of five years from the effective date thereof and shall be automatically extended for additional five year periods unless we and Nexcella provide written notice to not extend the term at least 90 days prior to the end of the term, unless the Nexcella MSA is terminated earlier by mutual agreement between us and Nexcella.

Restricted Stock Awards

On December 8, 2022, we issued an aggregate of 350,000 shares of Nexcella restricted common stock to our officers for services to be performed, which shares vest in 48 equal monthly installments.

Recent Developments

On January 12, 2023, Nexcella entered into share purchase agreements with certain accredited investors for their purchase of an aggregate 100,152 shares of Nexcella’s common stock at a purchase price of $6.49 per share, for gross proceeds of approximately $650,000. In addition, our Chief Executive Officer and Chief Financial Officer collectively purchased 23,112 shares of Nexcella’s common stock for an aggregate purchase price of $150,000. As a result of the foregoing offering, as of January 12, 2023, we owned 98% of Nexcella.

On March 22, 2023, we entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. We will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the Sales Agreement. We have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. We have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the Sales Agreement, and (ii) termination of the Sales Agreement as permitted therein. We may terminate the Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

Government Regulations

United States Regulation of Drugs and Biologics

We expect that IMX-110 will be regulated by the FDA as a complex non-biologic by submitting a New Drug Application (“NDA”). We expect that IMX-111 and IMX-120 will be regulated by the FDA as a biological product, or biologic, by submitting a Biologics License Application (“BLA”) to the FDA. We expect to pursue United States and global regulatory designations, vouchers, conditional approvals and accelerated approvals where appropriate.

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

Fast Track Designation

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

Breakthrough Therapy Designation

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

Priority Review

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

Regenerative Medicine Advanced Therapy Designation

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative medicine advanced therapies. A product is eligible for RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. Regenerative medicine therapies include cell therapy, therapeutic tissue engineering product, human cell and tissue products and combination products that use such products. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review, and accelerated approval based on surrogate or intermediate endpoints. RMAT designation may be rescinded if a product no longer meets the qualifying criteria.

Rare Pediatric Disease Priority Review Voucher Program

With enactment of the FDASIA in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. A sponsor may choose to request RPDD, but the designation process is entirely voluntary; requesting designation is not a prerequisite to requesting or receiving a priority review voucher. In addition, sponsors who choose not to submit a RPDD request  may nonetheless receive a priority review voucher if they request such a voucher in their original marketing application and meet all of the eligibility criteria. The Rare Pediatric Disease Priority Review Voucher Program was extended as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act in December 2020. As part of this extension, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has a RPDD for the drug that was granted by September 30, 2024. After September 30, 2026, the FDA may not award any additional rare pediatric disease priority review vouchers.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under an REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics and drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the Regulation, through an independent audit, currently expected to occur in January 2022. The new Regulation will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

European Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the Member States of the European Union together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two main types of Mas:

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

●	National Mas, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

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

Australia

Our clinical trial for IMX-110 is being conducted in Australia and the United States. The Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council set the GCP requirements for clinical research in Australia, and compliance with these codes is mandatory. Australia has also adopted international codes, such as those promulgated by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”). The ICH guidelines must be complied with across all fields of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

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

Approval for inclusion in the Australian Register of Therapeutic Goods (“ARTG”) is required before a pharmaceutical product may be marketed (or imported, exported or manufactured) in Australia. In order to obtain registration of the product on the ARTG, it is required that:

●	adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;

●	evidence is compiled which demonstrates that the manufacture of the therapeutic product complies with the principles of cGMP;

●	manufacturing and clinical data is derived to submit to the Advisory Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic product in the ARTG; and

●	an ultimate decision is made by the TGA whether to include the therapeutic product in the ARTG.

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

●

the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. We consider the Stark Law in planning our products, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Employees

As of March 17, 2023, we had 11 employees, 9 of which are full-time employees. Of such employees, 7 are engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Our Corporate History

We were incorporated as a California limited liability company in 2012 and converted to a Delaware corporation in January 2014. In August 2016, we established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. In November 2022, we established a Delaware corporation, Nexcella, Inc., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. ImmixBio currently owns 98% of Nexcella.

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

We are a clinical-stage biopharmaceutical company focused on developing a novel class of TSTx in oncology and inflammation. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2022 and 2021, we reported net losses of $8,229,713 and $24,383,879, respectively. As of December 31, 2022, we had an accumulated deficit of $37,985,247.

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

We will need to raise significant additional capital to complete development and obtain regulatory approval for our product candidates. Although we believe that our existing cash balance of $13,436,714 as of December 31, 2022, and funds available to be raised pursuant to the Sales Agreement, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months from March 27, 2023, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

As of December 31, 2022, we had federal net operating loss (“NOLs”) carryforwards of approximately $5,800,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2027. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

The laws to which we will be subject and which could impact our business activities include the following.

●	federal and state healthcare program anti-kickback laws (including the federal Anti-Kickback Statute and Civil Monetary Penalties Law) prohibit among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Such anti-kickback laws can be implicated by, among other activities, marketing arrangements with ordering providers, discount or rebate programs or other inducements to purchase our products. Violation of these laws can result in criminal prosecution and imposition of criminal penalties and fines, as well civil monetary penalties and multiple damage judgments, and exclusion from participation in federal healthcare programs;

●	the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) prohibit referrals by ordering by a physician of “designated health services” which include pharmaceuticals and drugs that are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Financial relationships that are implicated by the Stark Law can include arrangements ranging from marketing arrangements and consulting agreements to medical director agreements with physicians who order our products. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

●	HIPAA which imposes certain requirements relating to the privacy, security and transmission of protected health information which includes individually identifiable health information, demographic data, medical histories and test results;

●	the Federal Food, Drug and Cosmetic Act which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	The Physician Payments Sunshine Act which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

●	state law equivalents of each of the above federal laws, such as, Stark Law, anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of NXC-201, IMX-110, IMX-111 and IMX-120 or other future product candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers, hematologic malignancies and inflammatory diseases as well as ulcerative colitis and Crohn’s disease that our product candidates may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of such diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition.

Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, (iv) new product introductions and (v) an emphasis on proprietary and novel products and product candidates. Our competitors, some of which include larger pharmaceutical companies, biotechnology companies, and academic institutions, have and may develop products and technologies that will compete with our products and technologies. Specifically, we face competition from companies developing therapies for both oncology and inflammation some of which include Kymera Therapeutics Inc., Morphic Holding Inc., and RAPT Therapeutics Inc. In addition, we face competition from companies developing therapies for IBD (including UC and CD) some of which include Arena Pharmaceuticals Inc., Landos Biopharma Inc., and Seres Therapeutics Inc. Moreover, companies with approved therapies and that are developing therapies for soft tissue sarcoma include, but are not limited to, BioAtla Inc., Epizyme Inc., Nanobiotix SA, C4 Therapeutics, Inc., Adaptimmune Therapeutics plc, Eisai, Novartis, and Janssen/Johnson & Johnson, and a company developing multi-kinase inhibitors is Mirati Therapeutics, Inc. We also face competition from companies developing CAR-Ts targeting multiple myeloma, some of which include Janssen/Johnson & Johnson, Bristol Myers Squibb, and Arcellx, Inc. and companies developing therapies for AL amyloidosis some of which include Prothena Corp, Caelum Biosciences (Now Alexion/AstraZeneca), and Janssen/Johnson & Johnson. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

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

The outbreak of COVID-19 evolved into a global pandemic and spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including various variants, and the actions to contain the virus or treat its impact, among others.

The spread of an infectious disease, such as COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, manufacture components of our product candidates and, in the future, intend to utilize third parties to conduct our pre-clinical studies and clinical trials. If either we or any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from a health epidemic such as COVID-19, which, among other things, resulted in quarantines and restrictions on travel, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our pre-clinical studies and clinical trials.

Infections and deaths related to a health epidemic may also disrupt the United States’ healthcare and healthcare regulatory systems as well as other healthcare systems which could divert healthcare resources away from, or materially delay review and/or approval of our product candidates by the FDA and other regulatory agencies. Furthermore, a health epidemic may also slow potential enrollment of current and planned clinical trials, reduce the number of eligible patients for our current and planned clinical trials, create difficulties in recruiting clinical site investigators and staff, divert healthcare resources away from the conduct of clinical trials, delay receiving approval from local authorities to initiate our current and planned clinical trials, delay necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, interrupt key clinical trial activities (like site monitoring) and create difficulties in data collection and analysis, among other things.

The spread of COVID-19, which caused a broad impact globally may have a material economic effect on our business. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our pre-clinical studies and clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.

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

Our employees, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA or other regulations, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain approval of any of our product candidates from the FDA or any other foreign regulatory agency and begin commercializing those products in the United States or elsewhere, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or other regulatory agencies, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

Because Immix Biopharma and certain of its affiliates control a significant number of securities of Nexcella, it may have effective control over actions requiring Nexcella stockholder approval.

As of March 20, 2023, Immix Biopharma and certain of its affiliates (Ilya Rachman, our Chief Executive Officer and Chairman and Gabriel Morris, our Chief Financial Officer and director) collectively own 5,044,988 shares of Nexcella’s common stock, or 98.50% of Nexcella’s outstanding common stock, 1,000,000 shares of Nexcella’s Class A common stock, or 100% of Nexcella’s outstanding Class A common stock and 250,000 shares of Nexcella’s Class A preferred stock, or 100% of Nexcella’s outstanding Class A preferred stock. Therefore, Immix Biopharma would have the ability to control the outcome of matters submitted to Nexcella’s stockholders for approval.

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

We have and may, in the future, be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under any potential agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees or consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Breakthrough Therapy Designation, Fast Track Designation or RPDD by the FDA, and equivalents granted by other regulatory authorities, even if granted for any of our product candidates developed for therapeutic indications, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in any jurisdiction.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track Designation for some of our product candidates for therapeutic indications. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. Filling an unmet medical need is defined as providing a therapy where none exists or providing a therapy which may be potentially better than available therapy. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek a RPDD for some of our product candidates. However, even if we believe a particular product candidate is eligible for this designation, we cannot guarantee that FDA would agree.  The FDA may award priority review vouchers to sponsors of products that meet the definition of a “rare pediatric disease.”  A “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act.  However, this designation is at the discretion of the FDA and, even if we do receive a Rare Pediatric  Disease Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and are still not guaranteed final approval of our product candidate by the FDA. Additionally, the benefits of a RPDD may not be available for future product candidates. After September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has a RPDD for the drug that was granted by September 30, 2024. After September 30, 2026, the FDA may not award any additional rare pediatric disease priority review vouchers.

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

As of March 17, 2023, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 64.73% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, any future debt agreements may also preclude us from paying or place restrictions on our ability to pay dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on factors the board of directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of any of our financing arrangements. Therefore, any return to stockholders may be limited to the increase, if any, of our share price. There is no guarantee that our stock will appreciate in value.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2022 as, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have implemented additional review procedures including addition of accounting consultants to remediate such weakness. While we believe that our remediation efforts will resolve the identified material weakness, there is no assurance that such efforts will be sufficient or that additional actions will not be necessary, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

General Risk Factors

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall. In addition, the perception that sales of our common stock could occur, could cause our stock price to fall.

We expect that significant additional capital will be needed to continue our planned operations, including increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Furthermore, sales of a substantial number of our shares of common stock in the public markets or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock.

We cannot predict whether future issuances or sales of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of a substantial number of shares of our common stock in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common stock.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 11400 West Olympic Blvd., Suite 200, Los Angeles, CA 90064, which the Company leases on an as needed basis. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Stockholders

As of March 17, 2023, there were 13 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2022. During the quarter ended December 31, 2022, we repurchased 34,945 shares of our common stock at a cost of $43,910. We have used available cash to finance these repurchases.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
10/1/2022 – 10/31/2022	-	$-	-	$944
11/1/2022 – 11/30/2022	34,945	$1.26	34,945	$900
12/1/2022 – 12/31/2022	-	$-	-	$-	(3)
Total	34,945	$1.26	34,945	-

(1) The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

(2) On April 29, 2022, our board of directors authorized the repurchase of up to $1,000,000 shares of our common stock. Under this program, we could repurchase shares of our common stock in the open market or through privately-negotiated transactions.

(3) The share repurchase plan became effective on April 29, 2022 and expired on December 31, 2022. As such, as of December 31, 2022, we did not have any amount authorized for repurchase under the share repurchase plan.

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

Overview

We have the following two business units:

ImmixBio. ImmixBio is focused on developing Tissue Specific Therapeutics targeting solid tumors and immune-dysregulated diseases. As of February 2023, 19 patients with advanced solid tumors were treated with IMX-110, ImmixBio’s lead candidate.

Nexcella. Our majority-owned subsidiary, Nexcella, Inc., is engaged in the discovery and development of novel cell therapies for hematologic malignancies (blood cancers) and other indications. As of February 2023, 42 patients with relapsed/refractory multiple myeloma (90% overall response rate at therapeutic dose) and 5 relapsed/refractory light chain (AL) amyloidosis patients (100% organ response, 100% complete response rate) have been treated with next-generation CAR-T NXC-201.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt and equity securities. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option (“Option”) which granted us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the Option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. As of December 31, 2022, the MSA has expired and we do not intend to extend the MSA; however, the royalty obligations described herein shall survive the termination of the MSA.

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, Nexcella entered into the Agreement with the Licensors pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license in the Territory to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import Licensed Product. Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Nexcella has agreed to pay royalties to the Licensors equal to 5% of Net Sales during the Royalty Period.

In addition, Nexcella shall pay sales milestone payments of up to $20 million for Net Sales exceeding $700 million and Nexcella has committed to funding NXC-201 clinical trials in Israel over 4 years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, shall continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

Recent Developments

On January 12, 2023, Nexcella entered into share purchase agreements with certain accredited investors for their purchase of an aggregate 100,152 shares of Nexcella’s common stock at a purchase price of $6.49 per share, for gross proceeds of approximately $650,000. In addition, our Chief Executive Officer and Chief Financial Officer collectively purchased 23,112 shares of Nexcella’s common stock for an aggregate purchase price of $150,000. As a result of the foregoing offering, as of January 12, 2023, we owned 98% of Nexcella.

On March 22, 2023, we entered into the Sales Agreement with the Sales Agent pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. We will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the Sales Agreement. We have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. We have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the Sales Agreement, and (ii) termination of the Sales Agreement as permitted therein. We may terminate the Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

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

Results of Operations

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

General and Administrative Expenses

General and administrative expenses were $4,023,170 for the year ended December 31, 2022 compared to $1,225,487 for the year ended December 31, 2021.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the year ended December 31, 2022 due to the Company becoming a fully reporting public company.

Research and Development Expenses

Research and development expenses were $4,195,778 for the year ended December 31, 2022 compared to $126,527 for the year ended December 31, 2021.

The increased research and development expenses during the year ended December 31, 2022, as compared to the year ended December 30, 2021, were related to our ongoing Phase 1b/2a clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial. We were able to increase spending on research and development as a result of closing the IPO in December 2021, and we expect to incur increased research and development costs in the future as our product development activities expand. In addition, the Company paid $1,500,000 for an upfront license fee in connection with the Agreement.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability was $0 for the year ended December 31, 2022 compared to $22,759,829 for the year ended December 31, 2021. The derivative liability related to the probability of a “Qualified Financing” (as defined in our convertible notes), was reclassified to equity in connection with the automatic conversion of the convertible notes to shares of our common stock in connection with our initial public offering (“IPO”) in December 2021.

Loss on Debt Extinguishment

In December 2021, in connection with our IPO, our convertible notes along with the corresponding accrued interest, were automatically converted into an aggregate of 5,633,689 shares of our common stock. As a result of the conversion, we recorded a loss on debt extinguishment of $86,170.

Interest Expense

Interest expense was $497 for the year ended December 31, 2022 compared to $179,853 for the year ended December 31, 2021. Interest expense in the prior period was related to interest accrued on our convertible notes payable bearing interest at rates from the applicable federal rate to 6% per annum, all of which were converted to shares of our common stock in connection with our IPO in December 2021.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2022 was $10,268 compared to $6,013 for the year ended December 31, 2021, due to withholding taxes relating to our Australian subsidiary.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash used in operating activities

Net cash used in operating activities was $7,408,303 for the year ended December 31, 2022 and $1,589,307 for the year ended December 31, 2021 and primarily included CRO, clinical site costs and related logistics.

Cash used in investing activities

Net cash used by investing activities was $0 for the year ended December 31, 2022 and $802 for the year ended December 31, 2021. We purchased equipment during the year ended December 31, 2021.

Cash provided by financing activities

Net cash provided by financing activities was $3,232,063 for the year ended December 31, 2022 and $18,848,934 for the year ended December 31, 2021. Net cash provided by financing activities in 2022 was primarily related to $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option to purchase additional shares of our common stock in connection with our IPO completed in December 2021 and funds of $475,000 received by our subsidiary, Nexcella, in connection with a private placement offering. We received $18,648,934 in net proceeds from the issuance of our shares of common stock pursuant to our initial public offering during the year ended December 31, 2021, along with $200,000 in proceeds from convertible notes payable.

The continuation of the Company as a going concern is dependent upon its ability to obtain continued financial support from its stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2022, we have incurred an accumulated deficit of $37,985,247 and have not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand will be sufficient to fund its planned operations for at least 12 months from the filing date of this Annual Report on Form 10-K.

We will have additional capital requirements going forward and may need to seek additional financing, which may not be available to us on acceptable terms, if at all.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2022 and 2021:

	2022	2021
Volatility	117-124%	117-128%
Expected life (years)	5.27-10.0	10.0
Risk-free interest rate	1.70-3.06%	1.37-1.74%
Dividend rate	—%	—%

Before establishing a public market for the trading of our common stock and due to a lack of company-specific historical and implied volatility data, we based the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information was available. The historical volatility was generally calculated based on a period of time commensurate with the expected term assumption. We used the simplified method to calculate the expected term for options granted to employees and directors. We did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term and used the contractual term since the stock options were not issued at-the-money. For options granted to non-employees, we utilized the contractual term. The risk-free interest rate was based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield was assumed to be zero, as we had never paid dividends and do not have current plans to pay any dividends on our common stock.

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

Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using a hybrid method that incorporated elements of both a probability-weighted expected return method (“PWERM”) and an option pricing method (“OPM”).

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of our therapy candidates, and for license and milestone costs related to in-licensed products and technology. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

Clinical trial costs are a component of research and development expenses. The Company estimates expenses incurred for clinical trials that are in process based on services performed under contractual agreements with clinical research organizations and actual clinical investigators. Included in the estimates are (1) the fee per patient enrolled as specified in the clinical trial contract with each institution participating in the clinical trial and (2) progressive data on patient enrollments obtained from participating clinical trial sites and the actual services performed. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports, and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. We monitor the progress of the trials and their related activities and adjust expense accruals, when applicable. Adjustments to accruals are charged to expense in the period in which the facts give rise to the adjustments become known.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Immix Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immix Biopharma, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 27, 2023

Immix Biopharma, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$13,436,714	$17,644,478
Tax receivable	255,705	25,722
Prepaid expenses and other current assets	1,205,398	516,193

Total current assets	14,897,817	18,186,393

Other assets	6,724	-
Equipment, net	3,560	5,695

Total assets	$14,908,101	$18,192,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,273,296	$142,940
Accrued interest	-	9,099
Note payable	-	50,000

Total current liabilities	1,273,296	202,039

Funds held for subsidiary private offering	475,000	-

Total liabilities	1,748,296	202,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 13,964,485 shares issued and 13,892,122 shares outstanding at December 31, 2022, and 13,228,689 shares issued and outstanding at December 31, 2021	1,397	1,323
Additional paid-in capital	51,156,597	47,618,852
Accumulated other comprehensive income	87,021	125,408
Accumulated deficit	(37,985,247)	(29,755,534)
Treasury stock at cost, 72,363 and no shares as of December 31, 2022 and 2021, respectively	(99,963)	-
Total stockholders’ equity	13,159,805	17,990,049

Total liabilities and stockholders’ equity	$14,908,101	$18,192,088

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2022	2021

Operating expenses:
General and administrative expenses	$4,023,170	$1,225,487
Research and development	4,195,778	126,527

Total operating expenses	8,218,948	1,352,014

Loss from operations	(8,218,948)	(1,352,014)

Other expense:
Change in fair value of derivative liability	-	(22,759,829)
Loss on debt extinguishment	-	(86,170)
Interest expense	(497)	(179,853)
Total other expense	(497)	(23,025,852)

Loss before provision for income taxes	(8,219,445)	(24,377,866)

Provision for income taxes	10,268	6,013

Net loss	(8,229,713)	(24,383,879)

Other comprehensive loss:
Foreign currency translation	(38,387)	(6,453)
Total other comprehensive loss	(38,387)	(6,453)

Comprehensive loss	$(8,268,100)	$(24,390,332)

Loss per common share - basic and diluted	$(0.59)	$(6.64)

Weighted average shares outstanding – basic and diluted	13,887,309	3,672,611

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Shares	Treasury Stock Amount	Total Stockholders’ Equity
Balance December 31, 2020	3,375,000	$338	$508,872	$131,861	$(5,371,655)	-	$-	$(4,730,584)

Shares issued for cash proceeds, net of offering costs	4,200,000	420	18,648,514	-	-	-	-	18,648,934

Shares issued for conversion of convertible notes payable, related accrued interest and settlement of derivative liability	5,633,689	563	28,167,882	-	-	-	-	28,168,445

Relative fair value of warrants issued in connection with debt	-	-	74,603	-	-	-	-	74,603

Stock-based compensation	20,000	2	218,981	-	-	-	-	218,983

Net loss	-	-	-	-	(24,383,879)	-	-	(24,383,879)

Foreign currency translation adjustment	-	-	-	(6,453)	-	-	-	(6,453)

Balance December 31, 2021	13,228,689	1,323	47,618,852	125,408	(29,755,534)	-	-	17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	2,913,750

Shares issued for cashless exercise of stock options	62,532	6	(6)	-	-	-	-	-

Shares issued for services	43,264	5	99,995	-	-	-	-	100,000

Stock-based compensation	-	-	524,069	-	-	-	-	524,069

Repurchase of common shares	-	-	-	-	-	(72,363)	(99,963)	(99,963)

Net loss	-	-	-	-	(8,229,713)	-	-	(8,229,713)

Foreign currency translation adjustment	-	-	-	(38,387)	-	-	-	(38,387)

Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$13,159,805

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(8,229,713)	$(24,383,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	524,069	218,983
Shares issued for services	100,000	-
Convertible note issued in exchange for services	-	60,000
Change in fair value of derivative liability	-	22,759,829
Loss on debt extinguishment	-	86,170
Amortization of debt discount	-	58,157
Depreciation	2,135	2,468
Changes in operating assets and liabilities:
Tax receivable	(236,384)	97,667
Prepaid expenses and other current assets	(691,047)	(502,795)
Accounts payable and accrued expenses	1,131,736	(106,061)
Accrued interest	(9,099)	120,154

Net cash used in operating activities	(7,408,303)	(1,589,307)

Investing Activities:
Purchase of equipment	-	(802)

Net cash used in investing activities	-	(802)

Financing Activities:
Payments of deferred offering costs	(6,724)	-
Proceeds from convertible notes payable	-	200,000
Payments on note payable	(50,000)	-
Proceeds from sale of common stock, net of offering costs	2,913,750	18,648,934
Funds received for subsidiary private offering	475,000	-
Repurchase of common stock	(99,963)	-
Net cash provided by financing activities	3,232,063	18,848,934

Effect of foreign currency on cash	(31,524)	(5,433)

Net change in cash	(4,207,764)	17,253,392
Cash - beginning of year	17,644,478	391,086
Cash - end of year	$13,436,714	$17,644,478

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,596	$1,542
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Relative fair value of warrants issued in connection with convertible debt	$-	$74,603
Debt discount related to derivative liabilities	$-	$80,000
Common stock issued upon conversion of notes payable, related accrued interest and settlement of derivative liability	$-	$28,178,721
Cashless exercise of stock options	$6	$-

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage pharmaceutical company organized as a Delaware corporation on January 7, 2014 to focus on the development of therapies for patients with cancer and inflammatory diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (formerly known as Immix Biopharma Cell Therapy, Inc.) (“Nexcella”) in order to conduct various preclinical and clinical activities for its development candidates.

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

Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. The extent of the impact of the coronavirus outbreak on the Company’s business will depend on certain developments, including the duration and spread of the outbreak and the extent and severity of the impact on the Company’s clinical trial activities, research activities and suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact the Company’s financial condition, liquidity or results of operations is uncertain. The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which may materially and adversely affect its business, financial condition and operations.

Use of Estimates in Financial Statement Presentation - The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgements when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, the valuation of derivative financial instruments, and stock-based compensation. Actual results could differ from those estimates.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Immix Biopharma, Inc., the accounts of its 100% owned subsidiary, IBAPL, and the accounts of its majority owned subsidiary, Nexcella. All intercompany transactions and balances have been eliminated in consolidation. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Liquidity and Going Concern - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock (see Note 6). In January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO (See Note 6). On March 22, 2023, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to an “at the Market” offering program (the “ATM Facility”), under which the Company, may, from time to time, issue and sell through the Sales Agent, up to $5 million of shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (see Note 10).

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash on hand at December 31, 2022, and funds available to be raised from the ATM Facility, will be sufficient to meet the Company’s working capital requirements through at least March 27, 2024.

Concentration of Credit Risk - Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. As of December 31, 2022, the Company had $13,975,090 in excess of the FDIC insurance limit and no amounts in excess of the Australian insured limit. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Prior to the conversion of the convertible notes payable in December 2021, the Company was required to measure and record its derivative instruments at fair value on a recurring basis (see Notes 4 and 5).

Derivative Instruments – Prior to the conversion of the convertible notes payable in December 2021, the Company evaluated its convertible notes to determine if those contracts or embedded components of those contracts qualified as derivatives to be separately accounted for in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The result of this accounting treatment was that the fair value of the embedded derivative was marked to market at each balance sheet date and recorded as a liability. The change in fair value was recorded in the consolidated statements of operations and comprehensive loss as other income or expense. Upon conversion of the derivative instrument, the instrument was marked to fair value at the conversion date and then that fair value was reclassified to equity.

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

The redemption features of the convertible notes met the requirements for separate accounting and were accounted for as a single derivative instrument. The derivative instrument was recorded at fair value at inception and was subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the statements of operations and comprehensive loss (see Notes 4 and 5).

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

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $236,376 and $79,978 for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation – Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options issued under the Company’s stock option plan and restricted common stock (see Note 6). The fair value of equity awards is recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant and recognizes forfeitures as they occur. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

Patent Costs – Although the Company believes that its patents have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2022 and 2021.

Research and Development Costs – Research and development costs are expensed as incurred. Research and development costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of the Company’s therapy candidates, and for license and milestone costs related to in-licensed products and technology. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

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

Other Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $2,245 and $(6,093) for the years ended December 31, 2022 and 2021, respectively, and are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

Loss Per Common Share – Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included stock options and warrants for 2,168,742 and 1,686,984 common shares, respectively.

Emerging Growth Company Status - The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until it is no longer an EGC.

Recent Accounting Pronouncements - In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company has chosen to early adopt the ASU as of January 1, 2022. Upon adoption, no retrospective changes were required in the Company’s consolidated financial statements.

Note 3 – Agreements with Nexcella Subsidiary

Founders Agreement

Effective December 8, 2022, the Company entered a Founders Agreement with Nexcella (the “Nexcella Founders Agreement”).

The Nexcella Founders Agreement provides that prior to a Qualified IPO (as defined in Nexcella’s Amended and Restated Certificate of Incorporation, as amended (the “Nexcella COI”)) or Qualified Change in Control (as defined in the Nexcella COI), the Company shall provide funds to Nexcella as requested by Nexcella, in good faith, to be evidenced by a senior unsecured promissory note. In exchange for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, on December 21, 2022, the Company loaned Nexcella approximately $2.1 million, evidenced by a senior unsecured promissory note, representing the up-front fee required to acquire Nexcella’s license agreement with Hadasit Medica Research Services & Development, Ltd. (“HADASIT”) and BIRAD Research and Development Company Ltd. (“BIRAD”), and for use as working capital for its research and development activities. The note, which matures on January 31, 2030, accrues interest at a rate of 7.875% per annum and is convertible into shares of common stock of Nexcella at a conversion price of $2.00 per share, subject to adjustment; provided, however, that such note shall automatically convert into shares of Nexcella common stock immediately prior to certain conversion triggers set forth in the note. Nexcella may not prepay the note without the Company’s prior written consent. The Nexcella Founders Agreement has a term of 15 years, which, upon expiration, automatically renews for successive one-year periods unless terminated by the Company upon notice at least six months prior to the end of the term or upon the occurrence of a Change of Control (as defined in the Nexcella Founders Agreement). In connection with the Nexcella Founders Agreement, the Company was issued 250,000 shares of Nexcella’s Class A Preferred Stock, 1,000,000 shares of Nexcella’s Class A Common Stock, and 5,000,000 shares of Nexcella’s common stock. The Class A Preferred Stock is identical to the common stock other than as to conversion rights and the PIK Dividend right (as defined below) and voting rights.

Each share of Class A Preferred Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. As a holder of Nexcella’s Class A Preferred Stock, the Company will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into Nexcella’s common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Nexcella common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to 2.5% of Nexcella’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date. In addition, as a holder of Class A Preferred Stock, the Company shall be entitled to cast for each share of Class A Preferred Stock held as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Nexcella common stock and (B) the whole shares of Nexcella common stock into which the shares of outstanding Nexcella Class A Common Stock and the Class A Preferred Stock are convertible and the denominator of which is number of shares of outstanding Nexcella Class A Preferred Stock.

Each share of Class A Common Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. In addition, upon a Qualified IPO (as defined the Nexcella COI”) or Qualified Change in Control (as defined in the Nexcella COI), the shares of Class A Common Stock, will automatically convert into one fully paid and nonassessable share of Nexcella’s common stock; provided however, if at that time, the Class A Common Stock is not then convertible into a number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of: (a) in the case of a Qualified IPO, at least $5,000,000 based on the initial offering price in such initial public offering, or (b) in the case of a Qualified Change in Control, at least $5,000,000 in cash or at least $5,000,000 of equity based on the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control, the Class A Common Stock will automatically convert into such number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of $5,000,000 based in the initial offering price in such initial public offering or the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control (or if such Qualified Change of Control results in the Class A Shares being exchanged solely for cash, then $5,000,000 in cash). The Company shall be entitled to cast such number of votes equal to the number of whole shares of Nexcella common stock into which the Company’s Class A Common Stock is convertible as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella.

In addition to the foregoing, the Company shall be entitled to one vote for each share of Nexcella common stock held by it. Except as provided by law or by the Nexcella COI, holders of Nexcella Class A Common Stock and Class A Preferred Stock shall vote together with the holders of Nexcella common stock, as a single class.

As additional consideration under the Nexcella Founders Agreement, Nexcella will also: (i) pay an equity fee in shares of common stock, payable within five business days of the closing of any equity or debt financing for Nexcella or any of its respective subsidiaries that occurs after the effective date of the Nexcella Founders Agreement and ending on the date when the Company no longer has majority voting control in Nexcella’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to 4.5% of Nexcella’s annual Net Sales (as defined in the Nexcella Founders Agreement), payable on an annual basis, within 90 days of the end of each calendar year. In the event of a Change of Control, Nexcella will pay a one-time change in control fee equal to five times the product of (A) Net Sales for the 12 months immediately preceding the Change of Control and (B) 4.5%.

Management Services Agreement

Effective as of December 8, 2022, the Company entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, the Company will render management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At the request of the Company, Nexcella shall utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by the Company, provided those services are offered at market prices. In consideration for the Services, Nexcella will pay the Company an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year; provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Nexcella has Net Assets (as defined in the Nexcella MSA) in excess of $100 million at the beginning of the calendar year. Notwithstanding the foregoing, the first Annual Consulting Fee payment shall be made on the first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that is in excess of $10 million in gross proceeds. The first payment shall include all amounts in arrears from the effective date of the Nexcella MSA through such payment as well as the amounts in advance for such first quarterly payment. Actual and direct out-of-pocket expenses reasonably incurred by the Company in performing the Services shall be reimbursed to the Company by Nexcella. The Nexcella MSA shall continue for a period of five years from the effective date thereof and shall be automatically extended for additional five year periods unless the Company and Nexcella provide written notice to not extend the term at least 90 days prior to the end of the term, unless the Nexcella MSA is terminated earlier by mutual agreement of the Company and Nexcella.

Note 4 – Notes Payable

Convertible Notes

On September 1, 2016, the Company entered into a secured convertible promissory note, as amended, with an entity affiliated with a stockholder of the Company for aggregate borrowings of $3,000,000 (as amended, “2016 Note”). The 2016 Note was scheduled to mature on March 31, 2022, and bore interest at the applicable federal rate per annum. The 2016 Note was secured by (i) all of the Company’s purchased equipment (to the extent not already encumbered) and (ii) any amounts received as a tax rebate or incentive during the term of the 2016 Note. On December 20, 2021, the outstanding principal and accrued interest were converted into shares of the Company’s common stock in connection with the Company’s IPO (see below).

On October 30, 2018, the Company entered into an unsecured convertible promissory note in the principal amount of $250,000 (as amended, “2018 Note”). The 2018 Note was scheduled to mature on March 31, 2022, and bore interest at 4% per annum. On December 20, 2021, the outstanding principal and accrued interest were converted into shares of the Company’s common stock in connection with the Company’s IPO (see below).

On October 30, 2019, the Company entered into a series of unsecured convertible promissory notes (as amended, “2019 Notes”) in the aggregate principal amount of $800,000. The 2019 Notes were scheduled to mature on March 31, 2022 and bore interest at 6% per annum. On December 20, 2021, the outstanding principal and accrued interest was converted into shares of the Company’s common stock in connection with the Company’s IPO (see below).

In March and April 2021, the Company issued a series of unsecured convertible promissory notes (“2021A Notes”) in the aggregate principal amount of $260,000 to the Company’s Chief Financial Officer and Alwaysraise LLC, an entity in which the Company’s Chief Financial Officer is the sole member. Of the $260,000 principal amount, the Company received $200,000 in cash proceeds and issued a $60,000 note in exchange for services. The 2021A Notes were scheduled to mature on March 1, 2023, and bore interest at 6% per annum. In connection with the issuance of the 2021A Notes, the Company issued ten-year warrants to purchase 156,000 shares of the Company’s common stock at an exercise price of $0.80 per share. The warrants were valued using the Black-Scholes option pricing model with the following inputs: an expected and contractual life of 10 years, an assumed volatility of 117%, a zero dividend rate, and a risk free rate of 1.70%. The relative fair value of the warrants amounting to $74,603 was recorded to debt discount and was amortized to interest expense through the date of the Company’s IPO, at which time the outstanding principal and accrued interest was converted into shares of the Company’s common stock (see below).

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

The Notes contained embedded derivative instruments, including automatic conversion into equity securities upon completion of a Qualified Financing, that were required to be bifurcated and accounted for separately as a single derivative instrument initially and subsequently measured at fair value with the change in fair value recorded in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss. The Company determined that the issuance date fair values of the derivative instruments for the 2016 Note, 2018 Note, and 2019 Notes, was nominal based on its assumptions of probabilities of a Qualified Financing or change of control transaction. For the 2021A Notes issued during March and April 2021, the Company recorded the fair value of the derivative instruments of $80,000, as a debt discount on the issuance dates which was amortized to interest expense through the date of the Company’s IPO, at which time the 2021A Notes were converted into shares of the Company’s common stock. During the year ended December 31, 2021, the Company recognized expense of $22,759,829 related to the change in fair value of the derivative instruments. Upon the conversion of the Notes, the Company reclassified the estimated fair value of the derivative liability of $23,414,829 to additional paid-in capital.

Interest expense related to the Notes was $118,904 for the year ended December 31, 2021. Amortization of the debt discounts related to the 2021A Notes was $58,157 for the year ended December 31, 2021.

Note Payable – Related Party

On September 14, 2014, the Company issued an unsecured promissory note in the principal amount of $50,000 to a stockholder of the Company. The note matured on September 14, 2017 and bore interest at 2.5% per annum. On June 9, 2021, the note was amended to extend the maturity date to September 14, 2022. On May 26, 2022, the Company repaid the outstanding principal balance and accrued interest in full. As of December 31, 2022 and 2021, the outstanding principal balance on this note was $0 and $50,000, respectively.

Interest expense related to the note was $497 and $1,250 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, accrued interest on the note was $0 and $9,099, respectively.

Note 5 – Fair Value Measurements

As of December 31, 2022 and 2021, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

The fair value of the embedded derivative instrument identified in the Notes was estimated using a two-step approach to valuation, employing a probability-weighted scenario valuation method and then comparing the instrument’s value with-and-without the derivative features in order to estimate their combined fair value, using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. In order to estimate the fair value of the Notes, the Company estimated the future payoff in each scenario, discounted them to a present value and then probability weighted them based upon the Company’s best likelihood of each event occurring. The primary inputs for the valuation approach included the probability of achieving various settlement scenarios that provide the noteholders the rights or the obligations to receive cash or a variable number of shares upon the completion of a Qualified Financing. At December 31, 2020, the Company estimated a 5% probability of a Qualified Financing occurring, a de minimis probability of a change of control occurring and a 20% probability of bankruptcy or dissolution of the Company. As of December 31, 2020, the embedded derivative was remeasured to $575,000. Immediately prior to the conversion of the Notes in connection with the Company’s IPO, the Company estimated a 100% probability of a Qualified Financing occurring, a de minimis probability of a change of control occurring and a 0% probability of bankruptcy or dissolution of the Company. Accordingly, the estimated fair value of the embedded derivative was remeasured at $23,414,829. A loss of $22,759,829 related to the change in fair value of the derivative liability was recorded during the year ended December 31, 2021. There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 and 2021.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2021:

Debt Derivative
Balance, January 1, 2021	$575,000
Additions – initial issuance of 2021A Notes recognized as debt discount	80,000
Loss from change in fair value included in earnings	22,759,829
Reclassification to additional paid-in capital upon conversion of convertible notes payable	(23,414,829)
Balance, December 31, 2021	$-

Note 6 – Stockholders’ Equity

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

During the year ended December 31, 2022, the Company issued 43,264 shares of its common stock with a fair value of $100,000 for services.

During the year ended December 31, 2022, the Company purchased 72,363 shares of its common stock at a cost of $99,963 pursuant to its share repurchase program. The shares are being held in treasury. The share repurchase plan was approved by the Company’s board of directors (“Board of Directors” or “Board”) on May 9, 2022 and authorized the repurchase of up to $1,000,000 of the Company’s common stock. The share repurchase plan expired on December 31, 2022.

During the year ended December 31, 2022, the Company issued 62,532 shares of its common stock upon the cashless exercise of 140,992 stock options.

On December 20, 2021, the Company closed on its IPO of 4,200,000 shares offered at a price of $5.00 for gross proceeds of $21,000,000. In connection with the offering the Company paid $2,351,066 in offering costs resulting in net proceeds of $18,648,934.

On December 20, 2021, in connection with the IPO, the Notes along with the related accrued interest, were automatically converted into an aggregate of 5,633,689 shares of the Company’s common stock.

On December 20, 2021, the Company issued 20,000 shares of restricted common stock to an unrelated third party for entering into an investor relations contract. The stock was valued at a share price of $2.95, the closing price of the Company’s common stock on date of issuance, for a total value of $59,000 related to services which is included in general and administrative expenses.

Fair Value of Common Stock – prior to establishing a public market

Prior to establishing a public market for the Company’s common stock, the estimated fair value of the Company’s common stock was determined by the Company’s Board of Directors as of the date of each option grant, with input from management, considering the Company’s most recently available third-party valuations of common stock, and the Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.

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

Prior to establishing a public trading market of the Company’s capital stock, the Company’s Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine its estimate of the fair value of the Company’s common stock, including changes in the following factors between the date of the valuation and the grant date:

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

The assumptions underlying the Company’s Board of Directors’ valuations represented the Board’s best estimates, which involved inherent uncertainties and the application of the Board’s judgment. As a result, if factors or expected outcomes had changed or the Company’s Board of Directors had used significantly different assumptions or estimates, the Company’s equity-based compensation expense could have been materially different. Following the completion of our IPO, the Company’s Board of Directors began determining the fair value of the Company’s common stock based on the quoted market prices of its common stock.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the Board of Directors to grant various forms of incentive awards covering up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves and makes available for future issuance under the 2021 Plan (i) 900,000 shares of common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2016 Plan, and (iii) the number of shares of common stock underlying forfeited awards under the 2016 Plan, provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award (as defined in the 2021 Plan) shall not count against such share limit. Subsequent to September 10, 2021, no further awards shall be issued under the 2016 Plan, but all awards under the 2016 Plan which were outstanding as of September 10, 2021 (including any Grandfathered Arrangement (as defined in the 2021 Plan)) shall continue to be governed by the terms, conditions and procedures set forth in the 2016 Plan and any applicable award agreement. As of December 31, 2022, there are 748,886 awards remaining to be issued under the 2021 Plan.

During the year ended December 31, 2022, the Company granted options to purchase 500,000 shares of the Company’s common stock to officers of the Company, and granted options to purchase 91,250 shares of the Company’s common stock to non-employee members of the Board of Directors and scientific advisors of the Company. The exercise price of the options is $2.64-$5.83 and the options expire ten years following grant. These options vest in equal monthly installments beginning on the grant date ranging from 12 to 48 months.

During the year ended December 31, 2021, the Company granted options to purchase 736,500 shares of the Company’s common stock to officers of the Company, and granted options to purchase 292,500 shares of the Company’s common stock to non-employee members of the Board of Directors and scientific advisors of the Company. The exercise price of the options is $0.80-$1.86 and the options expire ten years following grant. These options vest in equal monthly installments beginning on the grant date ranging from 24 to 48 months.

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite vesting period of the awards. The fair value of stock options was estimated using the following assumptions for the year ended December 31, 2022: an expected and contractual life of 5.27-10 years, an assumed volatility of 117%-124%, a zero dividend rate, a risk free rate of 1.70%-3.06%, and fair value of common stock of $2.21-$5.50. The fair value of stock options was estimated using the following assumptions for the year ended December 31, 2021: an expected and contractual life of 10 years, an assumed volatility of 117%-128%, a zero dividend rate, a risk free rate of 1.37%-1.74%, and fair value of common stock of $0.83. The Company recognized stock-based compensation of $476,746 and $159,983 related to stock options for the years ended December 31, 2022 and 2021, respectively, which is included in general and administrative expenses.

As of December 31, 2022, the Company had unrecognized stock-based compensation expense of $1,554,372, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 1.65 years.

The following table summarizes the stock option activity under the 2021 Plan for the years ended December 31, 2022 and 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2021	291,984	$1.33
Granted	1,029,000	$1.60
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding, December 31, 2021	1,320,984	$1.54
Granted	591,250	$2.70
Exercised	(140,992)	$1.33
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, December 31, 2022	1,771,242	$1.94

The following table discloses information regarding outstanding and exercisable options at December 31, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	8.20	224,438	$0.80
$1.33	150,992	$1.33	2.67	150,992	$1.33
$1.86	772,500	$1.86	8.47	289,377	$1.86
$2.64	580,000	$2.64	9.54	85,419	$2.64
$5.83	11,250	$5.83	9.04	2,578	$5.83
	1,771,242	$1.94	8.29	752,804	$1.54

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2022, the intrinsic value for the options vested and outstanding was $603,294 and $858,809, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $148,982.

Stock Warrants

On January 5, 2022, in connection with the issuance of shares of the Company’s common stock pursuant to the exercise of the over-allotment discussed above, the Company issued warrants for the purchase of 31,500 shares of the Company’s common stock with a term of 5 years and an exercise price of $6.25 per share, which warrants vested six months after the date of issuance.

In March and April 2021, in connection with the issuance of the 2021A Notes as discussed in Note 4, the Company issued warrants for the purchase of 156,000 shares of the Company’s common stock, with a term of 10 years and an exercise price of $0.80 per share which vested immediately.

In December 2021, in connection with the IPO discussed above, the Company issued warrants for the purchase of 210,000 shares of the Company’s common stock, with a term of 5 years and an exercise price of $6.25 per share which vested six months after the date of issuance.

The following table summarizes the stock warrant activity for the years ended December 31, 2022 and 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2021	-	$-
Granted	366,000	$3.93
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2021	366,000	$3.93
Granted	31,500	$6.25
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2022	397,500	$4.11

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2022:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	156,000	$0.80	8.23	156,000	$0.80
$6.25	241,500	$6.25	3.96	241,500	$6.25
	397,500	$4.11	5.64	397,500	$4.11

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of December 31, 2022, the intrinsic value for the warrants vested and outstanding was $232,440.

Nexcella Equity Transactions

The Nexcella 2022 Plan allows for the Board of Directors to grant various forms of incentive awards covering i) up to 375,000 shares of common stock and ii) up to 1,125,000 options to purchase shares of common stock. As of December 31, 2022, there were 25,000 shares of common stock available for issuance under the Nexcella 2022 Plan. No incentive stock options have been issued pursuant to the Nexcella 2022 Plan as of December 31, 2022.

During the year ended December 31, 2022, Nexcella entered into subscription agreements for the sale of 73,188 common shares of Nexcella, at a purchase price of $6.49 per share for total proceeds of $475,000. As of December 31, 2022, the offering had not yet closed, and the shares were not issued by Nexcella as of December 31, 2022, and accordingly, the Company has recorded the proceeds of $475,000 in funds held for subsidiary private offering in the accompanying consolidated balance sheet at December 31, 2022 (see Note 10).

On December 8, 2022, Nexcella issued 350,000 shares of Nexcella restricted common stock to the officers of the Company for services to be performed, which vest in 48 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $2,271,500 related to services, of which $47,323 was included in general and administrative expenses for the year ended December 31, 2022.

As of December 31, 2022, the Company had unrecognized stock-based compensation expense of $2,224,177, related to unvested restricted common stock, which is expected to be recognized over the remaining vesting period of 3.9 years.

Note 7 – Licenses Acquired

On December 8, 2022, Nexcella entered into a Research and License agreement with HADASIT and BIRAD (collectively, the “Licensors”) to acquire intellectual property rights pertaining to CAR-T (the “H&B License”). Pursuant to the H&B License, Nexcella paid the Licensors an upfront license fee of $1.5 million in December 2022 (included in research and development expenses on the consolidated statements of operations and comprehensive loss). Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Future royalty payments of 5% are due on net sales of licensed products, combined with sales milestone payments in the aggregate amount of up to $20 million when annual net sales reach certain thresholds for each licensed product. The royalties for each licensed product on a country-to-country basis are to be paid through the latter of (a) the expiration of the last-to-expire valid claim under a licensed patent (if any) in such country; (b) the date of expiration of any other Exclusivity Right (as defined in the H&B License) or data protection period granted by a regulatory or other governmental authority with respect to a licensed product that provides exclusivity in the relevant country; or (c) the end of a period of 15 years from the date of the First Commercial Sale (as defined in the H&B License) of the applicable Licensed Product (as defined in the H&B License) in such country.

Note 8 – Income Taxes

The Company is subject to taxation in the United States, California and Australia. At December 31, 2022, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $5,800,000, $5,800,000 and $1,500,000, respectively. The federal loss carryforwards generated after 2017 of approximately $5,800,000 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2034, unless previously utilized. State loss carryforwards also begin expiring in 2034, unless previously utilized, while the Company’s foreign loss carryforward do not expire. The Company also has federal and California research and development credit carryforwards totaling approximately $110,000 and $106,000, respectively, at December 31, 2022. The Federal credits begin to expire in 2034, unless previously utilized, while the State credits do not expire. The Company also has foreign withholding tax carryforwards totaling $67,000 at December 31, 2022. The foreign withholding tax carryforward credit begins to expire in 2028, unless previously utilized.

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

The Company’s federal income tax returns from 2019 forward, state income tax returns from 2018 forward, and its Australian tax returns beginning in 2020 are subject to examination by tax authorities.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to the loss from operations for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Expected income tax benefit computed at the statutory rate	$(1,736,301)	$(5,119,352)
State income tax benefit, net of federal benefit, net of valuation allowance	-	-
Foreign rate differential	14,228	(6,232)
Foreign losses not benefited	119,362	32,407
Tax effect of:
Change in valuation allowance	1,692,278	299,385
Change in fair value of derivative liability	-	4,779,564
Other permanent items and tax credits	(180,713)	(2,491)
Other non-deductible expenses	91,196	22,732
Provision for income taxes	$10,268	$6,013

Net deferred tax assets are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Net operating losses	$1,920,819	$739,168
Foreign tax credits	73,326	63,058
Federal & state research credit carryforwards	216,418	32,602
Stock-based compensation	1,167,687	105,750
Valuation allowance	(3,378,250)	(940,578)
Net deferred tax assets	$-	$-

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

For the years ended December 31, 2022 and 2021, domestic and foreign pre-tax loss were:

	December 31, 2022	December 31, 2021

Loss before income taxes - Domestic	$7,741,995	$24,253,224
Loss before income taxes – Foreign	477,450	124,642
Loss before income taxes - Consolidated	$8,219,445	$24,377,866

Note 9 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022 and 2021.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through December 31, 2022, no amounts have been paid or accrued under the MSA. As of December 31, 2022, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations shall survive the termination of the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman, and on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Company issued Dr. Rachman options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to the Company.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris, and on November 9, 2022, the Company entered into an amendment to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the company issued Mr. Morris options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information.

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

Collaboration Agreement

In August 2021, the Company entered into a Clinical Collaboration and Supply Agreement with BeiGene Ltd. (“BeiGene”) for a combination Phase 1b clinical trial in solid tumors of IMX-110 and anti-PD-1 Tislelizumab (the subject of a collaboration and license agreement among BeiGene and Novartis). Under the terms of the agreement, the Company will conduct the combination trial. The cost of Tislelizumab manufacture and supply (including shipping, taxes and duty if applicable and any third-party license payments that may be due) will be solely borne by BeiGene. To date, no amounts have been paid to BeiGene.

Note 10 – Subsequent Events

Nexcella Private Placement Offering

On January 12, 2023, the Company, through its majority-owned subsidiary, Nexcella, closed on a private placement offering in which it sold an aggregate of 100,152 shares of Nexcella’s common stock at a purchase price of $6.49, for gross proceeds of approximately $650,000. The Company’s Chief Executive Officer purchased 7,704 shares of Nexcella’s common stock for a purchase price of $50,000 in the private placement offering. In addition, the Company’s Chief Financial Officer through Alwaysraise, LLC and Alwaysraise Ventures I, L.P., entities affiliated with the Company’s Chief Financial Officer, purchased an aggregate of 15,408 shares of Nexcella’s common stock in the private placement offering for $100,000.

Common Stock Issuance – Marketing Services Agreement

On March 16, 2023, the Company, issued 6,700 shares of the Company’s common stock valued at $12,730, pursuant to a marketing services agreement for future services to be provided to the Company.

ATM Sales Agreement

On March 22, 2023, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. The Shares will be offered and sold pursuant to the Company’s prospectus supplement, dated March 22, 2023, filed by the Company with the Securities and Exchange Commission (the “SEC”), to the prospectus forming a part of the Company’s shelf Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC (the “Registration Statement”) on January 3, 2023 and declared effective by the SEC on January 11, 2023. The aggregate market value of Shares eligible for sale under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell any Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Sales Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of The Nasdaq Capital Market, to sell the Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company.

The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Sales Agreement, and (ii) termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement in its sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to the Company. In addition, the Sales Agreement may be terminated upon mutual agreement of the Company and the Sales Agent.

The Company will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses that will be paid by the Company to the Sales Agent in connection with the offering. The Company has agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The Company has also agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we implemented remediation steps in 2021 including addition of accounting consultants and continue to evaluate and implement procedures that will strengthen our internal controls. We believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 28, 2021)

4.3*	Description of the Registrant’s Securities

4.4	Form of Senior Indenture (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 3, 2023)

4.5	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 3, 2023)

10.1+	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.2+	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.3#	IP License Agreement by and between the Company and Immix Biopharma Australia Pty Ltd dated January 23, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.4+	Employment Agreement by and between the Company and Ilya Rachman dated June 18, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.5+	Management Services Agreement by and between the Company and Alwaysraise LLC, dated March 18, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.6	Master Service Agreement by and between the Company and AxioMx, Inc. dated December 22, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.7#	Clinical Collaboration and Supply Agreement by and between the Company and BeiGene Switzerland GmbH dated August 20, 2021 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)

10.8+

Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.9+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.10#

Research and License Agreement entered into on December 8, 2022 by and between Nexcella, Inc. (formerly Immix Biopharma Cell Therapy, Inc.), Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022)

10.11	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.12*	Senior Unsecured Promissory Note issued by Nexcella, Inc. to Immix Biopharma, Inc. on December 21, 2022

10.13+	2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

14.1*	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022)

21.1*	Subsidiaries

23.1*	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats such information as private or confidential and such omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2023.

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

Signature	Title	Date

/s/ Ilya Rachman	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 27, 2023
Ilya Rachman

/s/ Gabriel Morris	Chief Financial Officer and Director	March 27, 2023
Gabriel Morris	(Principal Financial and Accounting Officer)

/s/ Jason Hsu	Director	March 27, 2023
Jason Hsu

/s/ Magda Marquet	Director	March 27, 2023
Magda Marquet

/s/ Helen C. Adams	Director	March 27, 2023
Helen C. Adams

/s/ Carey Ng	Director	March 27, 2023
Carey Ng

/s/ Jane Buchan	Director	March 27, 2023
Jane Buchan

