Form 10-Q
period 2023-03-31
Immix Biopharma, Inc.
filed 2023-05-12
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Number of common stock outstanding as of May 11, 2023 was 15,033,103.

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

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,463,072	$13,436,714
Tax receivable	322,381	255,705
Prepaid expenses and other current assets	1,247,828	1,205,398

Total current assets	13,033,281	14,897,817

Other assets	175,131	6,724
Equipment, net	3,055	3,560

Total assets	$13,211,467	$14,908,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,472,926	$1,273,296

Total current liabilities	1,472,926	1,273,296

Funds held for subsidiary private offering	-	475,000

Total liabilities	1,472,926	1,748,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 14,021,185 shares issued and 13,948,822 shares outstanding at March 31, 2023 and 13,964,485 shares issued and 13,892,122 shares outstanding at December 31, 2022	1,403	1,397
Additional paid-in capital	52,251,823	51,156,597
Accumulated other comprehensive income	82,547	87,021
Accumulated deficit	(40,464,911)	(37,985,247)
Treasury stock at cost, 72,363 shares as of March 31, 2023 and December 31, 2022	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	11,770,899	13,159,805
Non-controlling interests	(32,358)	-
Total stockholders’ equity	11,738,541	13,159,805

Total liabilities and stockholders’ equity	$13,211,467	$14,908,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses:
General and administrative	$1,201,734	$700,507
Research and development	1,319,020	629,531

Total operating expenses	2,520,754	1,330,038

Loss from operations	(2,520,754)	(1,330,038)

Other expense:
Interest income	27,892	-
Interest expense	-	(388)
Total other income (expense), net	27,892	(388)

Loss before provision for income taxes	(2,492,862)	(1,330,426)

Provision for income taxes	5,170	1,622

Net loss	(2,498,032)	(1,332,048)
Net loss attributable to non-controlling interests	18,368	-
Net loss attributable to Immix Biopharma, Inc. common stockholders	(2,479,664)	(1,332,048)

Other comprehensive income (loss):
Foreign currency translation	(4,474)	15,587
Total other comprehensive income (loss)	(4,474)	15,587

Comprehensive loss	$(2,502,506)	$(1,316,461)

Loss per common share - basic and diluted	$(0.18)	$(0.10)

Weighted average shares outstanding – basic and diluted	13,897,184	13,830,374

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	$1,403	$52,251,823	$82,547	$(40,464,911)	(72,363)	$(99,963)	$(32,358)	$11,738,541

Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	-	$-	$-	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	-	2,913,750

Stock-based compensation	-	-	65,074	-	-	-	-	-	65,074

Net loss	-	-	-	-	(1,332,048)	-	-	-	(1,332,048)

Foreign currency translation adjustment	-	-	-	15,587	-	-	-	-	15,587

Balance March 31, 2022	13,858,689	$1,386	$50,597,613	$140,995	$(31,087,582)	-	$-	$-	$19,652,412

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net loss	$(2,498,032)	$(1,332,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	329,919	65,074
Depreciation	505	620
Changes in operating assets and liabilities:
Tax receivable	(72,188)	(35,960)
Prepaid expenses and other current assets	(43,006)	(353,741)
Accounts payable and accrued expenses	190,806	160,925
Accrued interest	-	308

Net cash used in operating activities	(2,091,996)	(1,494,822)

Financing Activities:
Payments of deferred offering costs	(160,000)	-
Proceeds from sale of common stock, net of offering costs	103,916	2,913,750
Proceeds from sale of Nexcella common stock	175,000	-

Net cash provided by financing activities	118,916	2,913,750

Effect of foreign currency on cash	(562)	(2,722)

Net change in cash and cash equivalents	(1,973,642)	1,416,206
Cash and cash equivalents – beginning of period	13,436,714	17,644,478
Cash and cash equivalents – end of period	$11,463,072	$19,060,684

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$80
Income taxes paid	$5,170	$1,622

Supplemental Disclosures of Noncash Financing Information:
Nexcella shares issued for funds previously received	$475,000	$-
Accrual of deferred offering costs	$11,000	$-
Deferred offering costs charged against proceeds from sale of common stock	$2,593	$-

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

The condensed consolidated financial statements and related disclosures as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Use of Estimates in Financial Statement Presentation – The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgements when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and the valuation of stock-based compensation. Actual results could differ from those estimates.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Immix Biopharma, Inc., the accounts of its 100% owned subsidiary, IBAPL, and the accounts of its majority-owned subsidiary, Nexcella. All intercompany transactions and balances have been eliminated in consolidation. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock. In January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. On March 22, 2023, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, may, from time to time, issue and sell through the Sales Agent, up to $5 million of shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “ATM Facility”) (see Note 4). As of May 11, 2023, the Company has raised net proceeds of $2,611,843 under the ATM Facility.

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash on hand at March 31, 2023 and funds that may be raised from the ATM Facility, will be sufficient to meet the Company’s working capital requirements through at least May 12, 2024.

Concentration of Credit Risk – Periodically, the Company may carry cash and cash equivalents balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. As of March 31, 2023, the Company had $11,167,892 in excess of the FDIC insurance limit and no amounts in excess of the Australian insured limit. The Company has not experienced losses on these accounts and management believes that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents – The Company’s cash equivalents include short-term highly liquid investments with an original maturity of 90 days or less when purchased and are carried at fair value.

Fair Value of Financial Instruments – The carrying value of short-term instruments, including cash and cash equivalents, tax receivable, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy tables presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$11,167,892	$-	$-

As of March 31, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

As of December 31, 2022, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $72,188 and $35,960 for the three months ended March 31, 2023 and 2022, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the ATM Facility. Deferred offering costs will be deferred and amortized ratably upon sales under the ATM Facility, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the ATM proceeds. If the Company terminates the ATM Facility or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of March 31, 2023, $118,407 of deferred offering costs were capitalized related to the ATM Facility, which are included in other assets in the accompanying condensed consolidated balance sheet.

The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital on behalf of its wholly-owned subsidiary, Nexcella. Deferred offering costs will be deferred until such capital raising is completed, at which time they will be reclassified to additional paid-in capital as a reduction of the Nexcella proceeds. If the Company terminates the Nexcella capital raising efforts or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of March 31, 2023, $56,724 of deferred offering costs were capitalized, which are included in other assets in the accompanying condensed consolidated balance sheet.

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

Research and Development Costs – R&D costs are expensed as incurred. R&D costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of the Company’s therapy candidates, and for license and milestone costs related to in-licensed products and technology. Costs incurred in obtaining technology licenses are charged to R&D expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $(274) and $7,615 for the three months ended March 31, 2023 and 2022, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2023 and 2022, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 2,168,742 and 1,729,734 shares of common stock, respectively.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Agreements with Nexcella Subsidiary

Founders Agreement

Effective December 8, 2022, the Company entered into a Founders Agreement with Nexcella (the “Nexcella Founders Agreement”).

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

Each share of Class A Common Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. In addition, upon a Qualified IPO (as defined the Nexcella COI) or Qualified Change in Control (as defined in the Nexcella COI), the shares of Class A Common Stock, will automatically convert into one fully paid and nonassessable share of Nexcella’s common stock; provided however, if at that time, the Class A Common Stock is not then convertible into a number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of: (a) in the case of a Qualified IPO, at least $5,000,000 based on the initial offering price in such initial public offering, or (b) in the case of a Qualified Change in Control, at least $5,000,000 in cash or at least $5,000,000 of equity based on the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control, the Class A Common Stock will automatically convert into such number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of $5,000,000 based in the initial offering price in such initial public offering or the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control (or if such Qualified Change of Control results in the Class A Shares being exchanged solely for cash, then $5,000,000 in cash). The Company shall be entitled to cast such number of votes equal to the number of whole shares of Nexcella common stock into which the Company’s Class A Common Stock is convertible as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella.

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

ATM Sales Agreement

On March 22, 2023, the Company entered into the Sales Agreement with the Sales Agent pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. The Shares will be offered and sold pursuant to the Company’s prospectus supplement, dated March 22, 2023, filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, including the accompanying base prospectus forming a part of the Company’s Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC on January 3, 2023 and declared effective by the SEC on January 11, 2023. The aggregate market value of Shares eligible for sale under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3.

Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell any Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

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

During the three months ended March 31, 2023, the Company sold 50,000 shares pursuant to the ATM Facility for net cash proceeds of $103,916. In addition, the Company amortized $2,593 of deferred offering costs for fees paid related to the ATM Facility.

Other Common Stock Issuances

On March 9, 2023, the Company entered into a marketing services agreement, whereby the Company agreed to issue 50,000 shares of its common stock valued at $97,500, in exchange for six months of services. As of March 31, 2023, the Company has issued 6,700 shares of the Company’s common stock pursuant to the marketing services agreement. During the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $9,590 related to the fair value of the shares of common stock, with the remaining fair value of the common stock of $87,910 to be recorded over the remaining service period.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the Board of Directors to grant various forms of incentive awards covering up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (the “2021 Plan”) which reserves and makes available for future issuance under the 2021 Plan (i) 900,000 shares of common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2016 Plan, and (iii) the number of shares of common stock underlying forfeited awards under the 2016 Plan, provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award (as defined in the 2021 Plan) shall not count against such share limit. Subsequent to September 10, 2021, no further awards shall be issued under the 2016 Plan, but all awards under the 2016 Plan which were outstanding as of September 10, 2021 (including any Grandfathered Arrangement (as defined in the 2021 Plan)) shall continue to be governed by the terms, conditions and procedures set forth in the 2016 Plan and any applicable award agreement. As of March 31, 2023, there are 635,622 shares of the Company’s common stock remaining to be issued under the 2021 Plan.

The Company recognized stock-based compensation of $178,360 and $65,074 related to stock options for the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses. As of March 31, 2023, the Company had unrecognized stock-based compensation expense of $1,375,931, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.93 years.

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	1,771,242	$1.94
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2023	1,771,242	$1.94

The following table discloses information regarding outstanding and exercisable options at March 31, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	7.95	256,500	$0.80
$1.33	150,992	$1.33	2.42	150,992	$1.33
$1.86	772,500	$1.86	8.22	337,657	$1.86
$2.64	580,000	$2.64	9.29	136,669	$2.64
$5.83	11,250	$5.83	8.79	3,282	$5.83
	1,771,242	$1.94	8.05	885,100	$1.60

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2023, the aggregate intrinsic value for the options vested and outstanding was $335,113 and $335,113, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	397,500	$4.11
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, March 31, 2023	397,500	$4.11

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	156,000	$0.80	7.99	156,000	$0.80
$6.25	241,500	$6.25	3.71	241,500	$6.25
	397,500	$4.11	5.39	397,500	$4.11

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of March 31, 2023, the intrinsic value for the warrants vested and outstanding was $159,120.

Nexcella Equity Transactions

As of March 31, 2023, our controlling interest, on a fully dilutive basis, of Nexcella represents 94% of the total common stock equivalents outstanding.

The Nexcella 2022 Plan allows for the Board of Directors to grant various forms of incentive awards covering i) up to 375,000 shares of common stock and ii) up to 1,125,000 options to purchase shares of common stock. As of March 31, 2023, there were 25,000 shares of common stock available for issuance under the Nexcella 2022 Plan and 1,125,000 options to purchase shares of common stock as no stock options have been issued pursuant to the Nexcella 2022 Plan as of March 31, 2023.

During the three months ended March 31, 2023, Nexcella closed on its private offering for the sale of 100,152 common shares of Nexcella at a purchase price of $6.49 per share for total proceeds of $650,000. The Company’s Chief Executive Officer purchased 7,704 shares of Nexcella’s common stock for a purchase price of $50,000 in the private placement offering. In addition, the Company’s Chief Financial Officer through Alwaysraise, LLC and Alwaysraise Ventures I, L.P., entities affiliated with the Company’s Chief Financial Officer, purchased an aggregate of 15,408 shares of Nexcella’s common stock in the private placement offering for $100,000. As of December 31, 2022, Nexcella entered into subscription agreements for the sale of 73,188 shares of Nexcella’s common stock, at a purchase price of $6.49 per share for total proceeds of $475,000. As of December 31, 2022, the offering had not yet closed, and the shares were not issued by Nexcella as of December 31, 2022, and accordingly, the Company recorded the proceeds of $475,000 in funds held for subsidiary private offering at December 31, 2022.

On December 8, 2022, Nexcella issued 350,000 shares of Nexcella restricted common stock to the officers of the Company for services to be performed, which vest in 48 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $2,271,500 related to services. During the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $141,969 related to the total value, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $2,082,208 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 3.69 years. As of March 31, 2023, 21,876 shares of the restricted common stock have vested with the remaining 328,124 restricted shares to vest over the vesting period of 3.69 years.

On March 13, 2023, pursuant to the terms of the Founders Agreement, Nexcella issued 167,566 shares of common stock to the Company as a PIK Dividend based on the total dilutive shares of Nexcella outstanding as of March 12, 2023.

Note 5 – Licenses Acquired

On December 8, 2022, Nexcella entered into a Research and License agreement with HADASIT and BIRAD (collectively, the “Licensors”) to acquire intellectual property rights pertaining to CAR-T (the “H&B License”). Pursuant to the H&B License, Nexcella paid the Licensors an upfront license fee of $1.5 million in December 2022 (included in research and development expenses on the consolidated statements of operations and comprehensive loss). Additional quarterly payments totaling approximately $13 million related to the Company’s ongoing support of the CAR-T clinical trials currently ongoing at HADASIT, are due through September 2026, along with an annual license fee of $50,000. Future royalty payments of 5% are due on net sales of licensed products, combined with sales milestone payments in the aggregate amount of up to $20 million when annual net sales reach certain thresholds for each licensed product. The royalties for each licensed product on a country-to-country basis are to be paid through the latter of (a) the expiration of the last-to-expire valid claim under a licensed patent (if any) in such country; (b) the date of expiration of any other Exclusivity Right (as defined in the H&B License) or data protection period granted by a regulatory or other governmental authority with respect to a licensed product that provides exclusivity in the relevant country; or (c) the end of a period of 15 years from the date of the First Commercial Sale (as defined in the H&B License) of the applicable Licensed Product (as defined in the H&B License) in such country.

During the three months ended March 31, 2023, the Company recorded R&D expenses of $630,963 related to the license agreement.

Note 6 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through March 31, 2023, no amounts have been paid or accrued under the MSA. As of December 31, 2022, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations shall survive the termination of the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman, and on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Company issued Dr. Rachman options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to the Company.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris, and on November 9, 2022, the Company entered into an amendment to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the company issued Mr. Morris options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in the annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA pursuant to which the Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information.

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

Note 7 – Subsequent Events

Subsequent events have been evaluated subsequent to the consolidated balance sheet date of March 31, 2023 through the filing date of this Quarterly Report. Based on management’s evaluation, there are no other events that required recognition or disclosure, other than those discussed below and elsewhere in the notes hereto.

Subsequent to March 31, 2023, the Company sold a total of 1,084,281 shares of its common stock under the ATM Facility for aggregate net proceeds of $2,507,928.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, Nexcella entered into the Research and License Agreement (the “Agreement”)  with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”) to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Nexcella has agreed to pay royalties to the Licensors equal to 5% of Net Sales (as defined in the Agreement) during the Royalty Period. “Royalty Period” means for each Licensed Product, on a country-to-country basis, the period commencing on December 8, 2022 and ending on the later of (a) the expiration of the last to expire Valid Claim (as defined in the Agreement) under a Licensed Patent (as defined in the Agreement), if any, in such country, (b) the date of expiration of any other Exclusivity Right (as defined in the Agreement) or data protection period granted by a regulatory or other governmental authority with respect to a Licensed Product or (c) 15 years from the date of First Commercial Sale (as defined in the Agreement) of a Licensed Product in such country.

In addition, Nexcella shall pay sales milestone payments of up to $20 million for Net Sales exceeding $700 million and Nexcella has committed to funding NXC-201 clinical trials in Israel over four years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, shall continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

ATM Offering

On March 22, 2023, we entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”) pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. We will pay the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the Sales Agreement. We have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. We have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the Sales Agreement and (ii) termination of the Sales Agreement as permitted therein. We may terminate the Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

As of May 11, 2023, we have sold a total of 1,134,281 shares of our common stock for an aggregate of $2,611,843 in net proceeds in connection with the Sales Agreement.

Results of Operations

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

General and Administrative Expense

General and administrative expense was $1,201,734 for the three months ended March 31, 2023, compared to $700,507 for the three months ended March 31, 2022.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended March 31, 2023, due to increased professional services, officer salaries and stock-based compensation.

Research and Development Expense

Research and development expense was $1,319,020 for the three months ended March 31, 2023, compared to $629,531 for the three months ended March 31, 2022.

The increased research and development expenses during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2023, compared to $388 for the three months ended March 31, 2022. Interest expense in the prior period was related to interest accrued on a note payable which bore interest at 2.5% per annum.

Interest Income

Interest income was $27,892 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. Interest income in the current period was related to interest received on investments in a money market fund.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $5,170 compared to $1,622 for the three months ended March 31, 2022, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2023 was $2,498,032 compared to $1,332,048 for the three months ended March 31, 2022, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

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

Cash used in operating activities

Net cash used in operating activities was $2,091,996 for the three months ended March 31, 2023 and $1,494,822 for the three months ended March 31, 2022 and primarily included general and administrative, CRO, clinical site costs and related logistics expenses.

Cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023 and 2022.

Cash provided by financing activities

Net cash provided by financing activities was $118,916 for the three months ended March 31, 2023 and $2,913,750 for the three months ended March 31, 2022. Net cash provided by financing activities in 2023 was related to proceeds of $103,916 from the sale of common shares through an at-the-market offering and proceeds of $175,000 from the sale of common shares of our majority-owned subsidiary, Nexcella, offset by payments of deferred offering costs of $160,000. Net cash provided by financing activities in 2022 was related to $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option to purchase additional shares of our common stock in connection with our initial public offering completed in December 2021.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of March 31, 2023, we have incurred an accumulated deficit of $40,464,911 and have not yet generated any revenue from operations. Management anticipates that our cash on hand and funds that may be raised pursuant to the Sales Agreement will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we continue to work to remediate our material weaknesses, including the addition of accounting consultants. We will continue to evaluate and implement procedures that will strengthen our internal controls. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) as filed with the SEC on March 27, 2023. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 9, 2023, the Company issued 6,700 shares of its common stock for services. The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 7, 2023, the compensation committee of the board of directors of the Company approved an increase in the annual base salary for each of Ilya Rachman, the Company’s Chief Executive Officer, and Gabriel Morris, the Company’s Chief Financial Officer.

On May 12, 2023, the Company entered into an amendment (the “Rachman Amendment”) to that certain employment agreement by and between the Company and Ilya Rachman, the Company’s Chief Executive Officer, dated as of June 18, 2021 and subsequently amended on November 9, 2022 pursuant to which Dr. Rachman’s base salary was increased to $446,000.

On May 12, 2023, the Company entered into an amendment (the “Morris MSA Amendment”) to that certain management services agreement by and between the Company and Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, dated as of March 18, 2021 and subsequently amended on November 9, 2022 pursuant to which Mr. Morris’ base salary was increased to $446,000.

The foregoing descriptions of the Rachman Amendment and Morris MSA Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Rachman Amendment and Morris MSA Amendment which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.2+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of May 12, 2023

10.3+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of May 12, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: May 12, 2023	By:	/s/ Ilya Rachman
Ilya Rachman Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Gabriel Morris
Gabriel Morris, Chief Financial Officer (Principal Financial and Accounting Officer)

