Form 10-Q
period 2023-06-30
Immix Biopharma, Inc.
filed 2023-08-11
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of common stock outstanding as of August 11, 2023 was 16,286,818.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of a health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,653,523	$13,436,714
Tax receivable	296,996	255,705
Prepaid expenses and other current assets	2,556,695	1,205,398

Total current assets	15,507,214	14,897,817

Other assets	56,724	6,724
Equipment, net	2,549	3,560

Total assets	$15,566,487	$14,908,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,395,914	$1,273,296

Total current liabilities	2,395,914	1,273,296

Funds held for subsidiary private offering	-	475,000

Total liabilities	2,395,914	1,748,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 16,334,181 shares issued and 16,261,818 shares outstanding at June 30, 2023 and 13,964,485 shares issued and 13,892,122 shares outstanding at December 31, 2022	1,634	1,397
Additional paid-in capital	57,285,917	51,156,597
Accumulated other comprehensive income	80,882	87,021
Accumulated deficit	(44,041,127)	(37,985,247)
Treasury stock at cost, 72,363 shares as of June 30, 2023 and December 31, 2022	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	13,227,343	13,159,805
Non-controlling interests	(56,770)	-
Total stockholders’ equity	13,170,573	13,159,805

Total liabilities and stockholders’ equity	$15,566,487	$14,908,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$1,511,467	$953,203	$2,713,201	$1,653,710
Research and development	2,209,244	607,751	3,528,264	1,237,282

Total operating expenses	3,720,711	1,560,954	6,241,465	2,890,992

Loss from operations	(3,720,711)	(1,560,954)	(6,241,465)	(2,890,992)

Other income (expense):
Interest income	128,848	-	156,740	-
Interest expense	-	(109)	-	(497)
Total other income (expense), net	128,848	(109)	156,740	(497)

Loss before provision for income taxes	(3,591,863)	(1,561,063)	(6,084,725)	(2,891,489)

Provision for income taxes	6,349	1,715	11,519	3,337

Net loss	(3,598,212)	(1,562,778)	(6,096,244)	(2,894,826)
Net loss attributable to non-controlling interests	21,996	-	40,364	-
Net loss attributable to Immix Biopharma, Inc. common stockholders	$(3,576,216)	$(1,562,778)	$(6,055,880)	$(2,894,826)

Other comprehensive income (loss):
Foreign currency translation	(1,665)	(38,551)	(6,139)	(22,964)
Total other comprehensive loss	(1,665)	(38,551)	(6,139)	(22,964)

Comprehensive loss	$(3,599,877)	$(1,601,329)	$(6,102,383)	$(2,917,790)

Loss per common share - basic and diluted	$(0.24)	$(0.11)	$(0.42)	$(0.21)

Weighted average shares outstanding - basic and diluted	15,038,989	13,881,414	14,468,373	13,856,052

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	1,403	52,251,823	82,547	(40,464,911)	(72,363)	(99,963)	(32,358)	11,738,541

Shares issued under ATM facility for cash proceeds, net of offering costs	2,213,868	221	4,584,032	-	-	-	-	-	4,584,253

Stock-based compensation	99,128	10	447,646	-	-	-	-	-	447,656

Non-controlling interests in subsidiary	-	-	2,416	-	-	-	-	(2,416)	-

Net loss	-	-	-	-	(3,576,216)	-	-	(21,996)	(3,598,212)

Foreign currency translation adjustment	-	-	-	(1,665)	-	-	-	-	(1,665)

Balance June 30, 2023	16,334,181	$1,634	$57,285,917	$80,882	$(44,041,127)	(72,363)	$(99,963)	$(56,770)	$13,170,573

Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	-	$-	$-	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	-	2,913,750

Stock-based compensation	-	-	65,074	-	-	-	-	-	65,074

Net loss	-	-	-	-	(1,332,048)	-	-	-	(1,332,048)

Foreign currency translation adjustment	-	-	-	15,587	-	-	-	-	15,587

Balance March 31, 2022	13,858,689	1,386	50,597,613	140,995	(31,087,582)	-	-	-	19,652,412

Shares issued for cashless exercise of option	62,532	6	(6)	-	-	-	-	-	-

Stock-based compensation	-	-	65,709	-	-	-	-	-	65,709

Shares issued for services	26,315	3	49,997	-	-	-	-	-	50,000

Repurchase of common shares	-	-	-	-	-	(37,418)	(55,963)	-	(55,963)

Net loss	-	-	-	-	(1,562,778)	-	-	-	(1,562,778)

Foreign currency translation adjustment	-	-	-	(38,551)	-	-	-	-	(38,551)

Balance June 30, 2022	13,947,536	$1,395	$50,713,313	$102,444	$(32,650,360)	(37,418)	$(55,963)	$-	$18,110,829

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net loss	$(6,096,244)	$(2,894,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	777,575	180,783
Depreciation	1,011	1,003
Changes in operating assets and liabilities:
Tax receivable	(47,239)	(146,177)
Prepaid expenses and other current assets	(1,370,736)	(11,059)
Accounts payable and accrued expenses	1,128,291	837,487
Accrued interest	-	(9,099)

Net cash used in operating activities	(5,607,342)	(2,041,888)

Financing Activities:
Payments of deferred offering costs	(175,817)	-
Proceeds from sale of common stock, net of offering costs	4,811,393	2,913,750
Proceeds from sale of Nexcella common stock	175,000	-
Payments on note payable	-	(50,000)
Repurchase of common stock	-	(55,963)

Net cash provided by financing activities	4,810,576	2,807,787

Effect of foreign currency on cash	13,575	(8,026)

Net change in cash and cash equivalents	(783,191)	757,873
Cash and cash equivalents – beginning of period	13,436,714	17,644,478
Cash and cash equivalents – end of period	$12,653,523	$18,402,351

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$9,596
Income taxes paid	$11,519	$-

Supplemental Disclosures of Noncash Financing Information:
Nexcella shares issued for funds previously received	$475,000	$-
Deferred offering costs charged against proceeds from sale of common stock	$125,817	$-
Common stock issued for cashless exercise of stock options	$-	$6

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014 and is focused on developing a novel class of Tissue-Specific Therapeutics in oncology and immune-dysregulated diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), which is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel cell therapies for hematologic malignancies (blood cancers), oncology and other indications.

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

The condensed consolidated financial statements and related disclosures as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock. In January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. On March 22, 2023, the Company entered into an ATM Sales Agreement (the “March Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, issued and sold through the Sales Agent, approximately $5 million of shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “March ATM Facility”) (see Note 4). As of June 15, 2023, the Company completed the equity raise pursuant to the March Sales Agreement and received net proceeds of $4,685,576 under the March ATM Facility. On July 14, 2023, the Company entered into an additional ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent, pursuant to which the Company, may, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July ATM Facility”) (see Note 7). Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement.

As of August 10, 2023, the Company has sold 25,000 common shares pursuant to the July ATM Facility for net proceeds of $51,335.

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash on hand at June 30, 2023, and funds that may be raised from the July ATM Facility, will be sufficient to meet the Company’s working capital requirements through at least August 11, 2024.

Concentration of Credit Risk – Periodically, the Company may carry cash and cash equivalents balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. At times, deposits held with financial institutions may exceed the amount of insurance provided. The Company has not experienced losses on these accounts and management believes that the credit risk with regard to these deposits is not significant.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy tables presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$12,296,740	$-	$-

As of June 30, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

As of December 31, 2022, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $149,349 and $110,217 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized reductions to R&D expense of $221,537 and $146,177 for the six months ended June 30, 2023 and 2022, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital on behalf of its wholly-owned subsidiary, Nexcella. Deferred offering costs will be deferred until such capital raising is completed, at which time they will be reclassified to additional paid-in capital as a reduction of the Nexcella proceeds. If the Company terminates the Nexcella capital raising efforts or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of June 30, 2023, $56,724 of deferred offering costs were capitalized, which are included in other assets in the accompanying condensed consolidated balance sheet.

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

Research and Development Costs – R&D costs are expensed as incurred. R&D costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of the Company’s therapy candidates, and for license and milestone costs related to in-licensed products and technology. Costs incurred in obtaining technology licenses are charged to R&D expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $(1,449) and $3,523 for the three months ended June 30, 2023 and 2022, respectively, and $(1,723) and $4,092 for the six months ended June 30, 2023 and 2022, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023 and 2022, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 2,168,742 and 1,588,742 shares of common stock, respectively.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

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

March ATM Sales Agreement

On March 22, 2023, the Company entered into the March Sales Agreement with the Sales Agent pursuant to which the Company could offer and sell, from time to time, through the Sales Agent, shares (the “March Shares”) of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the March Sales Agreement. The March Shares were offered and sold pursuant to the Company’s prospectus supplement, dated March 22, 2023, filed by the Company with the SEC on March 22, 2023, including the accompanying base prospectus forming a part of the Company’s Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC on January 3, 2023 and declared effective by the SEC on January 11, 2023. The aggregate market value of March Shares eligible for sale under the Sales Agreement was subject to the limitations of General Instruction I.B.6 of Form S-3.

Under the March Sales Agreement, the Sales Agent sold the March Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company could instruct the Sales Agent not to sell any March Shares if the sales could not be effected at or above the price designated by the Company from time to time.

The Company paid the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the March Shares pursuant to the March Sales Agreement. In addition, the Company paid an expense deposit of $15,000 to the Sales Agent, which was applied against the actual out-of-pocket accountable expenses that were paid by the Company to the Sales Agent in connection with the offering. The Company reimbursed the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and reimbursed the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. Furthermore, the Company provided indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act.

During the six months ended June 30, 2023, the Company sold 2,263,868 March Shares pursuant to the March ATM Facility for net cash proceeds of $4,811,393, after deducting commissions. In addition, the Company amortized $125,817 of deferred offering costs for fees paid related to the March ATM Facility.

Other Common Stock Issuances

On March 9, 2023, the Company entered into a marketing services agreement, whereby the Company agreed to issue 50,000 shares of its common stock valued at $97,500, in exchange for six months of services. As of June 30, 2023, the Company has issued 50,000 shares of the Company’s common stock pursuant to the marketing services agreement. During the six months ended June 30, 2023, the Company recorded stock-based compensation expense of $58,075 related to the fair value of the shares of common stock, with the remaining fair value of the common stock of $39,425 to be recorded over the remaining service period.

On April 23, 2023, the Company entered into a marketing services agreement, whereby the Company issued 55,828 shares of its common stock valued at $100,000, which was recorded as stock-based compensation.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the Board of Directors to grant various forms of incentive awards covering up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”) pursuant to which it initially reserved and made available for future issuance under the 2021 Plan (i) 900,000 shares of common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2016 Plan, and (iii) the number of shares of common stock underlying forfeited awards under the 2016 Plan, provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award (as defined in the 2021 Plan) would not count against such share limit. Subsequent to September 10, 2021, no further awards are to be issued under the 2016 Plan, but all awards under the 2016 Plan which were outstanding as of September 10, 2021 (including any Grandfathered Arrangement (as defined in the 2021 Plan)) shall continue to be governed by the terms, conditions and procedures set forth in the 2016 Plan and any applicable award agreement. On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharmaceuticals, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. As of June 30, 2023, there were 1,614,355 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

The Company recognized stock-based compensation of $157,202 and $65,709 related to stock options for the three months ended June 30, 2023 and 2022 and $335,562 and $130,783 related to stock options for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses. As of June 30, 2023, the Company had unrecognized stock-based compensation expense of $1,218,727, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.76 years.

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	1,771,242	$1.94
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, June 30, 2023	1,771,242	$1.94

The following table discloses information regarding outstanding and exercisable options at June 30, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	7.70	256,500	$0.80
$1.33	150,992	$1.33	2.17	150,992	$1.33
$1.86	772,500	$1.86	7.97	385,938	$1.86
$2.64	580,000	$2.64	9.05	187,919	$2.64
$5.83	11,250	$5.83	8.55	3,985	$5.83
	1,771,242	$1.94	7.80	985,334	$1.67

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2023, the aggregate intrinsic value for the options vested and outstanding was $1,019,355 and $1,359,806, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	397,500	$4.11
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, June 30, 2023	397,500	$4.11

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	156,000	$0.80	7.74	156,000	$0.80
$6.25	241,500	$6.25	3.46	241,500	$6.25
	397,500	$4.11	5.14	397,500	$4.11

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of June 30, 2023, the intrinsic value for the warrants vested and outstanding was $294,840.

Nexcella Equity Transactions

As of June 30, 2023, the Company’s controlling interest, on a fully dilutive basis, of Nexcella represents 94% of the total common stock equivalents outstanding.

The Nexcella 2022 Plan allows for the Board of Directors to grant various forms of incentive awards covering i) up to 375,000 shares of common stock and ii) up to 1,125,000 options to purchase shares of common stock. As of June 30, 2023, there were 25,000 shares of common stock available for issuance under the Nexcella 2022 Plan and 1,125,000 options to purchase shares of common stock as no stock options have been issued pursuant to the Nexcella 2022 Plan as of June 30, 2023.

During the six months ended June 30, 2023, Nexcella closed on its private offering for the sale of 100,152 common shares of Nexcella at a purchase price of $6.49 per share for total proceeds of $650,000. The Company’s Chief Executive Officer purchased 7,704 shares of Nexcella’s common stock for a purchase price of $50,000 in the private placement offering. In addition, the Company’s Chief Financial Officer through Alwaysraise, LLC and Alwaysraise Ventures I, L.P., entities affiliated with the Company’s Chief Financial Officer, purchased an aggregate of 15,408 shares of Nexcella’s common stock in the private placement offering for $100,000. As of December 31, 2022, Nexcella entered into subscription agreements for the sale of 73,188 shares of Nexcella’s common stock, at a purchase price of $6.49 per share for total proceeds of $475,000. As of December 31, 2022, the offering had not yet closed, and the shares were not issued by Nexcella as of December 31, 2022, and accordingly, the Company recorded the proceeds of $475,000 in funds held for subsidiary private offering at December 31, 2022.

On December 8, 2022, Nexcella issued 350,000 shares of Nexcella restricted common stock to the officers of the Company for services to be performed, which vest in 48 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $2,271,500 related to services. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $141,969 and $283,938, respectively, related to the total value, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $1,940,240 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 3.44 years. As of June 30, 2023, 43,750 shares of the restricted common stock have vested with the remaining 306,250 restricted shares to vest over the vesting period of 3.44 years.

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

During the six months ended June 30, 2023, the Company recorded R&D expenses of $1,270,851 related to the license agreement.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through June 30, 2023, no amounts have been paid or accrued under the MSA. As of December 31, 2022, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations shall survive the termination of the MSA.

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

Note 7 – Subsequent Events

Subsequent events have been evaluated subsequent to the consolidated balance sheet date of June 30, 2023 through the filing date of this Quarterly Report. Based on management’s evaluation, there are no other events that required recognition or disclosure, other than those discussed below and elsewhere in the notes hereto.

July ATM Sales Agreement

On July 14, 2023, the Company entered into the July Sales Agreement with the Sales Agent pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “July Shares”) of the Company’s common stock, par value $0.0001 per share, subject to the terms and conditions set forth in the Sales Agreement. Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement. The July Shares will be offered and sold pursuant to the Company’s prospectus supplement, dated July 14, 2023, filed by the Company with the SEC on July 14, 2023, including the accompanying base prospectus forming a part of the Company’s Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC on January 3, 2023 and declared effective by the SEC on January 11, 2023.

Under the July Sales Agreement, the Sales Agent may sell the July Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell any July Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the July Shares pursuant to the Sales Agreement. The Company has paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses that will be paid by the Company to the Sales Agent in connection with the offering. The Company has agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The Company has also agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act.

As of August 10, 2023, the Company has sold 25,000 July Shares pursuant to the July ATM Facility for net cash proceeds of $51,335.

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

Overview

We have the following two business units:

ImmixBio. ImmixBio a clinical-stage biopharmaceutical company developing a novel class of Tissue Specific Therapeutics (“TSTx”)TM in oncology and immuno-dysregulated diseases. ImmixBio’s lead TSTx asset, IMX-110, is a TSTx with TME NormalizationTM, a technology that ImmixBio is developing initially for soft tissue sarcoma. In addition, ImmixBio is pursuing IMX-111, a Tissue-Specific BiologicTM built on ImmixBio’s TME NormalizationTM Technology for the treatment of advanced colorectal cancer, which includes all colorectal cancer diagnosed with regional, distant, and other staging. Lastly, ImmixBio also intends to pursue IMX-120, a Tissue-Specific BiologicTM built on ImmixBio’s Immune Normalization TechnologyTM, for ulcerative colitis and Crohn’s disease, which are both forms of inflammatory bowel disease.

Nexcella. Our majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel cell therapies for hematologic malignancies (blood cancers) oncology and other indications. Nexcella’s lead product candidate, NXC-201, currently in Phase 1b/2a clinical trials for relapsed or refractory (“r/r”) multiple myeloma (“MM”) and r/r AL amyloidosis (“ALA”), is a next generation autologous CAR-T targeting B-cell maturation antigen (“BCMA”). BCMA has been shown to be over-expressed on MM, large B-Cell lymphoma, chronic lymphocytic leukemia, ALA and other plasma cell dyscrasia diseased cells. In addition, Nexcella’s N-GENIUS cell therapy platform, which has produced NXC-201, has broad potential utility in hematologic and autoimmune disease and enables Nexcella’s CAR-Ts to have distinct advantages including: preliminary clinical data — high overall response rate and durable responses; differentiated tolerability profile, resulting in a potential market first “Outpatient CAR-T”; and opportunity to treat a broader group of cancer patients.

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

ATM Offering

March ATM Offering

On March 22, 2023, we entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”) pursuant to which we sold, through the Sales Agent, shares of our common stock having an aggregate offering price of up to $5,000,000, subject to the terms and conditions set forth in the Sales Agreement. We paid the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the Sales Agreement. In addition, we paid an expense deposit of $15,000 to the Sales Agent, which was applied against the actual out-of-pocket accountable expenses. We also reimbursed the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year.

As of June 15, 2023, we completed the offering and sold an aggregate of 2,263,868 shares of our common stock for aggregate net proceeds of $4,685,576 after deducting commissions and aggregate offering expenses paid by us in connection with the Sales Agreement.

Recent Developments

July ATM Offering

On July 14, 2023, we entered into an ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock, subject to the terms and conditions set forth in the July Sales Agreement. Initially, we are eligible to sell up to $4,200,000 worth of shares of our common stock as the aggregate market value of our shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that our public float equals or exceeds $75.0 million. In the event the aggregate market value of our outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement. We will pay the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the July Sales Agreement and have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. In addition, we have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the July Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the July Sales Agreement and (ii) termination of the July Sales Agreement as permitted therein. We may terminate the July Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the July Sales Agreement under the circumstances specified in the July Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the July Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

As of August 10, 2023, we have sold an aggregate of 25,000 shares of our common stock pursuant to the July Sales Agreement for an aggregate net proceeds of $51,335 after deducting commissions and estimated aggregate offering expenses payable by us.

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

General and Administrative Expense

General and administrative expense was $1,511,467 for the three months ended June 30, 2023, compared to $953,203 for the three months ended June 30, 2022.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended June 30, 2023, due to increased professional services, officer salaries and stock-based compensation.

Research and Development Expense

Research and development expense was $2,209,244 for the three months ended June 30, 2023, compared to $607,751 for the three months ended June 30, 2022.

The increased research and development expenses during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $128,848 for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022. Interest income in the current period was related to interest earned on investments in a money market fund.

Interest Expense

Interest expense was $0 for the three months ended June 30, 2023, compared to $109 for the three months ended June 30, 2022. Interest expense in the prior period was related to interest accrued on a note payable which bore interest at 2.5% per annum.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2023 was $6,349 compared to $1,715 for the three months ended June 30, 2022, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended June 30, 2023 was $3,598,212 compared to $1,562,778 for the three months ended June 30, 2022, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

General and Administrative Expense

General and administrative expense was $2,713,201 for the six months ended June 30, 2023, compared to $1,653,710 for the six months ended June 30, 2022.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the six months ended June 30, 2023, due to increased professional services, officer salaries and stock-based compensation.

Research and Development Expense

Research and development expense was $3,528,264 for the six months ended June 30, 2023, compared to $1,237,282 for the six months ended June 30, 2022.

The increased research and development expenses during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $156,740 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022. Interest income in the current period was related to interest earned on investments in a money market fund.

Interest Expense

Interest expense was $0 for the six months ended June 30, 2023, compared to $497 for the six months ended June 30, 2022. Interest expense in the prior period was related to interest accrued on a note payable which bore interest at 2.5% per annum.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2023 was $11,519 compared to $3,337 for the six months ended June 30, 2022, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the six months ended June 30, 2023 was $6,096,244 compared to $2,894,826 for the six months ended June 30, 2022, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

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

Cash used in operating activities

Net cash used in operating activities was $5,607,342 for the six months ended June 30, 2023 and $2,041,888 for the six months ended June 30, 2022 and primarily included general and administrative, CRO, clinical site costs and related logistics expenses.

Cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2023 and 2022.

Cash provided by financing activities

Net cash provided by financing activities was $4,810,576 for the six months ended June 30, 2023 and $2,807,787 for the six months ended June 30, 2022. Net cash provided by financing activities in 2023 was related to proceeds of $4,811,393 from the sale of common shares through an at-the-market offering and proceeds of $175,000 from the sale of common shares of our majority-owned subsidiary, Nexcella, offset by payments of deferred offering costs of $175,817. Net cash provided by financing activities in 2022 was primarily related to $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option to purchase additional shares of our common stock in connection with our initial public offering completed in December 2021.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of June 30, 2023, we have incurred an accumulated deficit of $44,041,127 and have not yet generated any revenue from operations. Management anticipates that our cash on hand and funds that may be raised pursuant to the July Sales Agreement will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 16, 2023, the Company issued 55,828 shares of its common stock for services.

On May 18, 2023, the Company issued 43,300 shares of its common stock for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of May 12, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

10.2+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of May 12, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: August 11, 2023	By:	/s/ Ilya Rachman
Ilya Rachman Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Gabriel Morris
Gabriel Morris, Chief Financial Officer (Principal Financial and Accounting Officer)

