Form 10-Q
period 2023-09-30
Immix Biopharma, Inc.
filed 2023-11-13
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of common stock outstanding as of November 9, 2023 was 19,867,224.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations, the availability and terms of such funding, and dilution caused thereby;

●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of a health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources, and we have not commissioned any such information.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,582,425	$13,436,714
Tax receivable	652,482	255,705
Prepaid expenses and other current assets	2,096,600	1,205,398

Total current assets	22,331,507	14,897,817

Other assets	103,191	6,724
Equipment, net	40,080	3,560

Total assets	$22,474,778	$14,908,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,825,504	$1,273,296

Total current liabilities	2,825,504	1,273,296

Funds held for subsidiary private offering	-	475,000

Total liabilities	2,825,504	1,748,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 19,681,091 shares issued and 19,608,728 shares outstanding at September 30, 2023 and 13,964,485 shares issued and 13,892,122 shares outstanding at December 31, 2022	1,968	1,397
Additional paid-in capital	68,146,992	51,156,597
Accumulated other comprehensive income	46,735	87,021
Accumulated deficit	(48,321,791)	(37,985,247)
Treasury stock at cost, 72,363 shares as of September 30, 2023 and December 31, 2022	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	19,773,941	13,159,805
Non-controlling interests	(124,667)	-
Total stockholders’ equity	19,649,274	13,159,805

Total liabilities and stockholders’ equity	$22,474,778	$14,908,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$2,417,776	$837,441	$5,130,977	$2,491,151
Research and development	2,106,020	695,937	5,634,284	1,933,219

Total operating expenses	4,523,796	1,533,378	10,765,261	4,424,370

Loss from operations	(4,523,796)	(1,533,378)	(10,765,261)	(4,424,370)

Other income (expense):
Interest income	186,691	-	343,431	-
Interest expense	-	-	-	(497)
Total other income (expense), net	186,691	-	343,431	(497)

Loss before provision for income taxes	(4,337,105)	(1,533,378)	(10,421,830)	(4,424,867)

Provision for income taxes	6,807	1,672	18,326	5,009

Net loss	(4,343,912)	(1,535,050)	(10,440,156)	(4,429,876)
Net loss attributable to non-controlling interests	63,248	-	103,612	-
Net loss attributable to Immix Biopharma, Inc. common stockholders	(4,280,664)	(1,535,050)	(10,336,544)	(4,429,876)

Other comprehensive income (loss):
Foreign currency translation	(34,147)	(40,389)	(40,286)	(63,353)
Total other comprehensive loss	(34,147)	(40,389)	(40,286)	(63,353)

Comprehensive loss	(4,314,811)	(1,575,439)	(10,376,830)	(4,493,229)
Less: comprehensive loss attributable to non-controlling interests	-	-	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(4,314,811)	$(1,575,439)	$(10,376,830)	$(4,493,229)

Loss per common share - basic and diluted	$(0.23)	$(0.11)	$(0.65)	$(0.32)

Weighted average shares outstanding - basic and diluted	18,578,414	13,924,832	15,861,100	13,879,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	1,403	52,251,823	82,547	(40,464,911)	(72,363)	(99,963)	(32,358)	11,738,541

Shares issued under ATM facility for cash proceeds, net of offering costs	2,213,868	221	4,584,032	-	-	-	-	-	4,584,253

Stock-based compensation	99,128	10	447,646	-	-	-	-	-	447,656

Non-controlling interests in subsidiary	-	-	2,416	-	-	-	-	(2,416)	-

Net loss	-	-	-	-	(3,576,216)	-	-	(21,996)	(3,598,212)

Foreign currency translation adjustment	-	-	-	(1,665)	-	-	-	-	(1,665)

Balance June 30, 2023	16,334,181	1,634	$57,285,917	80,882	(44,041,127)	(72,363)	(99,963)	(56,770)	13,170,573

Shares issued under ATM facility for cash proceeds, net of offering costs	105,834	10	185,272	-	-	-	-	-	185,282

Shares and warrants issued under private placement for cash proceeds, net of offering costs	3,241,076	324	9,933,829	-	-	-	-	-	9,934,153

Stock-based compensation	-	-	737,325	-	-	-	-	-	737,325

Non-controlling interests in subsidiary	-	-	4,649	-	-	-	-	(4,649)	-

Net loss	-	-	-	-	(4,280,664)	-	-	(63,248)	(4,343,912)

Foreign currency translation adjustment	-	-	-	(34,147)	-	-	-	-	(34,147)

Balance September 30, 2023	19,681,091	$1,968	$68,146,992	$46,735	$(48,321,791)	(72,363)	$(99,963)	$(124,667)	$19,649,274

Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	-	$-	$-	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	-	2,913,750

Stock-based compensation	-	-	65,074	-	-	-	-	-	65,074

Net loss	-	-	-	-	(1,332,048)	-	-	-	(1,332,048)

Foreign currency translation adjustment	-	-	-	15,587	-	-	-	-	15,587

Balance March 31, 2022	13,858,689	1,386	50,597,613	140,995	(31,087,582)	-	-	-	19,652,412

Shares issued for cashless exercise of option	62,532	6	(6)	-	-	-	-	-	-

Stock-based compensation	-	-	65,709	-	-	-	-	-	65,709

Shares issued for services	26,315	3	49,997	-	-	-	-	-	50,000

Repurchase of common shares	-	-	-	-	-	(37,418)	(55,963)	-	(55,963)

Net loss	-	-	-	-	(1,562,778)	-	-	-	(1,562,778)

Foreign currency translation adjustment	-	-	-	(38,551)	-	-	-	-	(38,551)

Balance June 30, 2022	13,947,536	$1,395	$50,713,313	$102,444	$(32,650,360)	(37,418)	$(55,963)	$-	$18,110,829

Shares issued for services	16,949	2	49,998	-	-	-	-	-	50,000

Stock-based compensation	-	-	163,192	-	-	-	-	-	163,192

Net loss	-	-	-	-	(1,535,050)	-	-	-	(1,535,050)

Foreign currency translation adjustment	-	-	-	(40,389)	-	-	-	-	(40,389)

Balance September 30, 2022	13,964,485	$1,397	$50,926,503	$62,055	$(34,185,410)	(37,418)	$(55,963)	$-	$16,748,582

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net loss	$(10,440,156)	$(4,429,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,514,900	393,975
Depreciation	2,392	1,569
Changes in operating assets and liabilities:
Tax receivable	(427,476)	(175,435)
Prepaid expenses and other current assets	(923,909)	207,544
Accounts payable and accrued expenses	1,580,248	506,945
Accrued interest	-	(9,099)

Net cash used in operating activities	(8,694,001)	(3,504,377)

Investing Activities:
Purchase of equipment	(38,912)	-

Net cash used in investing activities	(38,912)	-

Financing Activities:
Payments of deferred offering costs	(234,617)	-
Proceeds from sale of common stock, net of offering costs	14,936,437	2,913,750
Proceeds from sale of Nexcella common stock	175,000	-
Payments on note payable	-	(50,000)
Repurchase of common stock	-	(55,963)

Net cash provided by financing activities	14,876,820	2,807,787

Effect of foreign currency on cash	1,804	(31,367)

Net change in cash and cash equivalents	6,145,711	(727,957)
Cash and cash equivalents – beginning of period	13,436,714	17,644,478
Cash and cash equivalents – end of period	$19,582,425	$16,916,521

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$9,596
Income taxes paid	$18,326	$-

Supplemental Disclosures of Noncash Financing Information:
Nexcella shares issued for funds previously received	$475,000	$-
Deferred offering costs charged against proceeds from sale of common stock	$131,426	$-
Common stock issued for cashless exercise of stock options	$-	$6

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014 which is focused on developing a novel class of Tissue-Specific Therapeutics in oncology and immune-dysregulated diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), which is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel cell therapies for hematologic malignancies (blood cancers), oncology and other indications.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31.

The condensed consolidated financial statements and related disclosures as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2022 and 2021 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Risk and Uncertainties - The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturers and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Products developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that the products will receive the necessary approvals, or that any approved products will be commercially viable. If the Company is denied approval, approval is delayed, or the Company is unable to maintain approval, it could have a material adverse impact on the Company. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

The Company has expended and plans to continue to expend substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources and will need to raise additional funding in the future. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which may materially and adversely affect its business, financial condition and operations.

Use of Estimates – The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgments when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and the valuation of stock-based compensation. Actual results could differ from those estimates.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock. In January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. On March 22, 2023, the Company entered into an ATM Sales Agreement (the “March Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, issued and sold through the Sales Agent, approximately $5 million of shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “March ATM Facility”) (see Note 6). As of June 15, 2023, the Company completed the equity raise pursuant to the March Sales Agreement and received net proceeds of $4,685,576 under the March ATM Facility. On July 14, 2023, the Company entered into an additional ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent, pursuant to which the Company, may, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July ATM Facility”) (see Note 6). Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement.

In August 2023, the Company sold (i) 3,241,076 shares of the Company’s common stock, par value $0.0001, and (ii) Pre-Funded warrants to purchase 1,913,661 shares of common stock (the “Pre-Funded Warrants”). The Company received gross proceeds of $10 million from the private placement and net proceeds of approximately $9.93 million, after deducting fees and expenses paid by the Company (the “August 2023 Private Placement”) (see Note 6).

As of November 9, 2023, the Company has sold 210,834 common shares pursuant to the July ATM Facility for net proceeds of $586,193.

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash and cash equivalents on hand at September 30, 2023, and funds that may be raised from the July ATM Facility, will be sufficient to meet the Company’s working capital requirements through at least November 9, 2024.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$18,834,431	$-	$-

As of September 30, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

As of December 31, 2022, the Company had no assets or liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $378,390 and $30,001 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized reductions to R&D expense of $599,926 and $176,178 for the nine months ended September 30, 2023 and 2022, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July ATM Facility. Deferred offering costs will be deferred and amortized ratably upon sales under the July ATM Facility, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the July ATM proceeds. If the Company terminates the July ATM Facility or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of September 30, 2023, $103,191 of deferred offering costs were capitalized related to the July ATM Facility, which are included in other assets in the accompanying condensed consolidated balance sheet.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $8,095 and $1,891 for the three months ended September 30, 2023 and 2022, respectively, and $6,372 and $5,982 for the nine months ended September 30, 2023 and 2022, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2023 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares. As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share As of September 30, 2023 and 2022, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 2,911,412 and 2,168,742 shares of common stock, respectively.

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

Each share of Class A Preferred Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. As a holder of Nexcella’s Class A Preferred Stock, the Company will receive on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock is converted into Nexcella’s common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Nexcella common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend is equal to 2.5% of Nexcella’s fully-diluted outstanding capitalization on the date that is one business day prior to any PIK Dividend Payment Date. In addition, as a holder of Class A Preferred Stock, the Company will be entitled to cast for each share of Class A Preferred Stock held as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of (A) the shares of outstanding Nexcella common stock and (B) the whole shares of Nexcella common stock into which the shares of outstanding Nexcella Class A Common Stock and the Class A Preferred Stock are convertible and the denominator of which is the number of shares of outstanding Nexcella Class A Preferred Stock.

Each share of Class A Common Stock is convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. In addition, upon a Qualified IPO (as defined in the Nexcella COI) or Qualified Change in Control (as defined in the Nexcella COI), each share of Class A Common Stock will automatically convert into one fully paid and nonassessable share of Nexcella’s common stock; provided however, if at that time, the Class A Common Stock is not then convertible into a number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of: (a) in the case of a Qualified IPO, at least $5,000,000 based on the initial offering price in such initial public offering, or (b) in the case of a Qualified Change in Control, at least $5,000,000 in cash or at least $5,000,000 of equity based on the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control, the Class A Common Stock will automatically convert into such number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of $5,000,000 based on the initial offering price in such initial public offering or the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control (or if such Qualified Change of Control results in the Class A Shares being exchanged solely for cash, then $5,000,000 in cash). The Company is entitled to cast such number of votes equal to the number of whole shares of Nexcella common stock into which the Company’s Class A Common Stock is convertible as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella.

In addition to the foregoing, the Company is entitled to one vote for each share of Nexcella common stock held by it. Except as provided by law or by the Nexcella COI, holders of Nexcella Class A Common Stock and Class A Preferred Stock shall vote together with the holders of Nexcella common stock, as a single class.

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

Management Services Agreement

Effective as of December 8, 2022, the Company entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, the Company will render management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At the request of the Company, Nexcella will utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by the Company, provided those services are offered at market prices. In consideration for the Services, Nexcella will pay the Company an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year; provided, however, that such Annual Consulting Fee will be increased to $1.0 million for each calendar year in which Nexcella has Net Assets (as defined in the Nexcella MSA) in excess of $100 million at the beginning of the calendar year. Notwithstanding the foregoing, the first Annual Consulting Fee payment is not due until first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that is in excess of $10 million in gross proceeds, which hasn’t yet occurred. The first payment will include all amounts in arrears from the effective date of the Nexcella MSA through such payment as well as the amounts in advance for such first quarterly payment. Actual and direct out-of-pocket expenses reasonably incurred by the Company in performing the Services are required to be reimbursed to the Company by Nexcella. The Nexcella MSA continues for a period of five years from the effective date thereof and shall be automatically extended for additional five year periods unless the Company and Nexcella provide written notice to not extend the term at least 90 days prior to the end of the term, unless the Nexcella MSA is terminated earlier by mutual agreement of the Company and Nexcella.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$1,652,833	$792,130
Prepaid insurance expense	89,500	323,296
Prepaid public company compliance expense	25,275	-
Prepaid investor relations expense	161,993	11,905
Other current assets	166,999	78,067
Total prepaid expenses and other current assets	$2,096,600	$1,205,398

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable	$1,566,006	$143,074
Accrued research and development expenses	748,162	57,500
Accrued professional services	283,255	81,691
Accrued compensation and related expenses	128,478	552,835
Other accrued expenses	99,603	438,196
Total accounts payable and accrued expenses	$2,825,504	$1,273,296

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

The Company paid the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the March Shares pursuant to the March Sales Agreement. In addition, the Company paid an expense deposit of $15,000 to the Sales Agent, which was applied against the actual out-of-pocket accountable expenses that were paid by the Company to the Sales Agent in connection with the offering. The Company reimbursed the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000 and reimbursed the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. Furthermore, the Company provided indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act.

During the nine months ended September 30, 2023, the Company sold 2,263,868 March Shares pursuant to the March ATM Facility for net cash proceeds of $4,811,393, after deducting commissions. In addition, the Company amortized $125,817 of deferred offering costs for fees paid related to the March ATM Facility.

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

During the nine months ended September 30, 2023, the Company sold 105,834 July Shares pursuant to the July ATM Facility for net cash proceeds of $190,891, after deducting commissions. In addition, the Company amortized $5,609 of deferred offering costs for fees paid related to the July ATM Facility.

August 2023 Private Placement

On August 21, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited investor (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser in a private placement transaction (the “Private Placement”) (i) 3,241,076 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) Pre-Funded warrants to purchase 1,913,661 shares of common stock (the “Pre-Funded Warrants”). The purchase price per share of common stock was $1.94 per share (the “Purchase Price”) and the purchase price for the Pre-Funded Warrants was the Purchase Price minus $0.0001 per Pre-Funded Warrant. The Company received gross proceeds of $10 million from the Private Placement and net proceeds of $9,934,153, after deducting fees and expenses paid by the Company. The Company intends to use the proceeds of the August 2023 Private Placement for working capital and general corporate purposes.

The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants contain a “blocker” provision providing that a holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 19.99% of the outstanding shares of common stock of the Company. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

The Shares and Pre-Funded Warrants, and the common stock issuable upon the exercise of the Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act.

Pursuant to the Securities Purchase Agreement, the Company filed with the SEC a Registration Statement on Form S-3 (File No. 333-274684) on September 25, 2023 and declared effective by the SEC on September 28, 2023, to register the resale of the Shares and Pre-Funded Warrants.

None of the Pre-Funded Warrants have been exercised to date.

Other Common Stock Issuances

On March 9, 2023, the Company entered into a marketing services agreement, whereby the Company agreed to issue 50,000 shares of its common stock, valued at $97,500, in exchange for six months of services. As of September 30, 2023, the Company has issued 50,000 shares of the Company’s common stock pursuant to the marketing services agreement. During the nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $97,500 related to the fair value of the shares of common stock.

On April 23, 2023, the Company entered into a marketing services agreement, whereby the Company issued 55,828 shares of its common stock valued at $100,000, which was recorded as stock-based compensation during the nine months ended September 30, 2023.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. As of September 30, 2023, there were 1,040,777 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

During the nine months ended September 30, 2023, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 136,670 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 586,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, exercise prices ranging from $1.82 to $1.95 per share and vest over periods of 12 to 48 equal monthly installments.

During the nine months ended September 30, 2023, the Board of Directors approved the issuance of options to purchase 20,000 shares of the Company’s common stock to a consultant of the Company with a term of 10 years and an exercise price of $1.95 per share, which options vest in 12 equal monthly installments.

The Company recognized stock-based compensation of $171,454 and $163,192 related to stock options for the three months ended September 30, 2023 and 2022, respectively, and $507,017 and $293,975 related to stock options for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses. As of September 30, 2023, the Company had unrecognized stock-based compensation expense of $2,210,423, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 3.15 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2023	1,771,242	$1.94
Granted	742,670	$1.86
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, September 30, 2023	2,513,912	$1.92

The following table discloses information regarding outstanding and exercisable options at September 30, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	7.45	256,500	$0.80
$1.33	150,992	$1.33	1.92	150,992	$1.33
$1.80	36,670	$1.80	9.90	1,019	$1.80
$1.86	1,458,500	$1.86	8.73	454,762	$1.86
$1.95	20,000	$1.95	9.92	417	$1.95
$2.64	580,000	$2.64	8.79	225,834	$2.64
$5.83	11,250	$5.83	8.29	4,688	$5.83
	2,513,912	$1.92	8.29	1,094,212	$1.72

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2023, the aggregate intrinsic value for the options vested and outstanding was $1,874,939 and $3,803,565, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	397,500	$4.11
Granted	1,913,661	$0.0001
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, September 30, 2023	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	7.48	156,000	$0.80
$6.25	241,500	$6.25	3.21	241,500	$6.25
	2,311,161	$4.11	0.84	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of September 30, 2023, the intrinsic value for the warrants vested and outstanding was $6,953,249.

Nexcella Equity Transactions

As of September 30, 2023, the Company’s controlling interest, on a fully dilutive basis, of Nexcella represents 91.4% of Nexcella’s total common stock equivalents outstanding.

The Nexcella 2022 Equity Incentive Plan (the “2022 Plan”) allows for Nexcella’s Board of Directors to grant various forms of incentive awards initially covering up to 375,000 shares of common stock. On May 29, 2023, Nexcella’s Board of Directors approved the Second Amended and Restated Nexcella 2022 Equity Incentive Plan, which submitted an increase to the number of shares of Nexcella common stock issuable under the plan from 375,000 shares to 607,640 shares. On August 11, 2023, Nexcella’s Board of Directors requested the Third Amended and Restated 2022 Equity Incentive Plan, which increased the number of shares of Nexcella common stock issuable under the plan from 607,640 to 800,000 shares. The Nexcella shareholders subsequently approved the increase in Nexcella common stock issuable under the plan to 800,000. As of September 30, 2023, there were 96,188 shares of common stock available for issuance under the Nexcella 2022 Plan.

Common stock

During the nine months ended September 30, 2023, Nexcella closed on its private offering for the sale of 100,152 common shares of Nexcella at a purchase price of $6.49 per share for total proceeds of $650,000. The Company’s Chief Executive Officer purchased 7,704 shares of Nexcella’s common stock for a purchase price of $50,000 in the private placement offering. In addition, the Company’s Chief Financial Officer through Alwaysraise, LLC and Alwaysraise Ventures I, L.P., entities affiliated with the Company’s Chief Financial Officer, purchased an aggregate of 15,408 shares of Nexcella’s common stock in the private placement offering for $100,000. As of December 31, 2022, Nexcella entered into subscription agreements for the sale of 73,188 shares of Nexcella’s common stock, at a purchase price of $6.49 per share for total proceeds of $475,000. As of December 31, 2022, the offering had not yet closed, and the shares were not issued by Nexcella as of December 31, 2022, and accordingly, the Company recorded the proceeds of $475,000 in funds held for subsidiary private offering at December 31, 2022.

On March 13, 2023, pursuant to the terms of the Founders Agreement, Nexcella issued 167,566 shares of common stock to the Company as a PIK Dividend based on the total dilutive shares of Nexcella outstanding as of March 12, 2023.

Restricted Stock Awards

On December 8, 2022, Nexcella issued 350,000 shares of Nexcella restricted common stock to the officers of the Company for services to be performed, which vest in 48 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $2,271,500 related to services.

During the nine months ended September 30, 2023, the Board of Directors of Nexcella, granted 179,784 shares of restricted common stock to the non-employee members of the Board of Directors for services to be performed, which vest in 24 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $1,166,798 related to services.

During the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $378,916 and $662,854, respectively, related to the total value, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $2,728,122 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 2.7 years. As of September 30, 2023, 100,280 shares of restricted common stock have vested with the remaining 429,504 restricted shares to vest over the vesting period of 2.7 years.

Stock Options

During the nine months ended September 30, 2023, the Board of Directors of Nexcella, granted 114,028 options to purchase shares of common stock to the non-employee members of the Board of Directors for services to be performed, with a term of 10 years and an exercise price of $6.49 per share, which options vest in 24 equal monthly installments.

During the nine months ended September 30, 2023, the Board of Directors of Nexcella granted 60,000 options to purchase shares of common stock to two consultants for services to be performed, with a term of 10 years and an exercise price of $6.49 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $147,529 related to stock options for the three and nine months ended September 30, 2023, which is included in general and administrative expenses. As of September 30, 2023, Nexcella had unrecognized stock-based compensation expense of $850,496, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.53 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2023 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	-	$-
Granted	174,028	$6.49
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, September 30, 2023	174,028	$6.49

The following table discloses information regarding outstanding and exercisable options at September 30, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$6.49	174,028	$6.49	9.83	23,197	$6.49

	174,028	$6.49	9.83	23,197	$6.49

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

During the nine months ended September 30, 2023, the Company recorded R&D expenses of $1,929,601 related to the license agreement.

Note 8 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company agreed to pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty is increased to 4.5%. Through September 30, 2023, no amounts have been paid or accrued under the MSA. As of December 31, 2022, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations shall survive the termination of the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman, and on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Company issued Dr. Rachman options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris, and on November 9, 2022, the Company entered into an amendment to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the company issued Mr. Morris options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA pursuant to which the Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information.

On June 24, 2021, the Company issued an offer letter to Graham Ross Oncology Consulting Services Ltd., a United Kingdom company, of which Graham Ross, the Company’s Acting Chief Medical Officer and Head of Clinical Development is the sole member, regarding Dr. Ross’ provision of consultative services to the Company (the “Offer Letter”). Pursuant to the Offer Letter (signed by Dr. Ross on June 24, 2021), Dr. Ross is entitled to an hourly rate for his consulting services and an option grant. On June 24, 2021, the Company also signed a mutual confidentiality and non-disclosure agreement with Graham Ross Oncology Consulting Services Ltd.

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

Note 9 – Subsequent Events

Subsequent events have been evaluated subsequent to the consolidated balance sheet date of September 30, 2023 through the filing date of this Quarterly Report. Based on management’s evaluation, there are no other events that required recognition or disclosure, other than those discussed below and elsewhere in the notes hereto.

On October 2, 2023, the Company issued 6,938 shares of restricted common stock valued at $22,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

On October 6, 2023, the Company issued 67,568 shares of restricted common stock pursuant to a marketing services agreement entered into on September 19, 2023, in exchange for 12 months of services. The shares of common stock were valued at $222,299 for investor relations services based on the closing price on the effective date. In addition, the Company paid $167,500 in cash pursuant to the agreement.

On October 10, 2023, the Company issued 72,300 shares of restricted common stock pursuant to an extension of a previous marketing services agreement entered into on October 4, 2023, in exchange for an additional four months of services. The shares of common stock were valued at $150,000 based on the average closing price for the prior 30 trading days for investor relations services.

On November 2, 2023, the Company issued 6,690 shares of restricted common stock valued at $22,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

Subsequent to September 30, 2023, the Company sold a total of 105,000 shares of its common stock under the July ATM Facility for aggregate net proceeds of $377,801.

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

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Unless the context otherwise requires and for the purposes of this Report only:

● “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

● “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

● “Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings (reports, proxy information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor & News,” “SEC Filings” page of our website at www.immixbio.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview

Immix Biopharma, Inc. (“ImmixBio”) is a clinical-stage biopharmaceutical company pioneering personalized therapies for oncology and immunology with more than 100 patients dosed to-date in clinical trials. Our lead cell therapy asset, NXC-201, is currently in Phase 1b/2a clinical trials for relapsed or refractory (“r/r”) AL amyloidosis (“ALA”) and r/r multiple myeloma (“MM”). NXC-201 is a next generation autologous CAR-T targeting B-cell maturation antigen (“BCMA”). BCMA has been shown to be over-expressed on MM, large B-Cell lymphoma, chronic lymphocytic leukemia, ALA and other plasma cell dyscrasia diseased cells. In addition, we expect our N-GENIUS cell therapy platform, which has produced NXC-201, to have broad potential utility in hematologic and autoimmune disease and which we believe enables our CAR-Ts to have distinct advantages including: preliminary clinical data — high overall response rate and durable responses; a differentiated tolerability profile including reduced neurotoxicity, resulting in a potential market first “Outpatient CAR-T”; and opportunity to treat a broader group of cancer patients.

Our lead Tissue Specific Therapeutic (“TSTx”) asset, IMX-110, is a TSTx with TME NormalizationTM, a technology that ImmixBio is developing initially for r/r proficient mismatch-repair (“pMMr”), microsatellite stable (“MSS”) colorectal cancer, and r/r soft tissue sarcoma. In addition, we are developing TSTx IMX-111, a Tissue-Specific BiologicTM built on ImmixBio’s TME NormalizationTM Technology for the treatment of r/r colorectal cancer, including all colorectal cancer diagnosed with regional, distant, and other staging. We also intend to pursue IMX-120, a Tissue-Specific BiologicTM built on ImmixBio’s Immune Normalization TechnologyTM, for ulcerative colitis and Crohn’s disease, which are both forms of inflammatory bowel disease.

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

In addition, Nexcella is required to pay sales milestone payments of up to $20 million for Net Sales exceeding $700 million and Nexcella has committed to funding NXC-201 clinical trials in Israel over four years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

ATM Offerings

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

As of June 15, 2023, we completed the offering and sold an aggregate of 2,263,868 shares of our common stock for aggregate net proceeds of $4,668,076 after deducting commissions and aggregate offering expenses paid by us in connection with the Sales Agreement.

July ATM Offering

On July 14, 2023, we entered into an ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock, subject to the terms and conditions set forth in the July Sales Agreement. Initially, we are eligible to sell up to $4,200,000 worth of shares of our common stock as the aggregate market value of our shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that our public float equals or exceeds $75.0 million. In the event the aggregate market value of our outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 will not apply to additional sales made pursuant to the July Sales Agreement. We agreed to pay the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the July Sales Agreement and have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. In addition, we have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and to reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the July Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the July Sales Agreement and (ii) termination of the July Sales Agreement as permitted therein. We may terminate the July Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the July Sales Agreement under the circumstances specified in the July Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the July Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

As of November 9, 2023, we have sold an aggregate of 210,834  shares of our common stock pursuant to the July Sales Agreement for aggregate net proceeds of $586,193 after deducting commissions and estimated aggregate offering expenses payable by us.

August 2023 Private Placement

On August 21, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited investor (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser in a private placement transaction (the “Private Placement”) (i) 3,241,076 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) Pre-Funded warrants to purchase 1,913,661 shares of common stock (the “Pre-Funded Warrants”). The purchase price per share of common stock was $1.94 per share (the “Purchase Price”) and the purchase price for the Pre-Funded Warrants was the Purchase Price minus $0.0001 per Pre-Funded Warrant. The Company received gross proceeds of $10 million from the Private Placement and net proceeds of $9,934,153, after deducting fees and expenses paid by the Company. The Company intends to use the proceeds of the Private Placement for working capital and general corporate purposes.

The Pre-Funded Warrants have a per share exercise price of $0.0001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants contain a “blocker” provision providing that a holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 19.99% of the outstanding shares of common stock of the Company. The Securities Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

The Shares and Pre-Funded Warrants, and the common stock issuable upon the exercise of the Pre-Funded Warrants, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act.

Pursuant to the Securities Purchase Agreement, the Company filed with the SEC a Registration Statement on Form S-3 (File No. 333-274684) on September 25, 2023 and declared effective by the SEC on September 28, 2023, to register the resale of the Shares and Pre-Funded Warrants.

None of the Pre-Funded Warrants have been exercised to date.

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

General and Administrative Expense

General and administrative expense was $2,417,776 for the three months ended September 30, 2023, compared to $837,441 for the three months ended September 30, 2022.

The increase in general and administrative expense was related to increased compensation expenses of $68,410, increased professional services of $787,771, increased investor relations expense of $362,812, increased stock-based compensation of $534,706, and a decrease in other general and administrative expenses of $173,364.

Research and Development Expense

Research and development expense was $2,106,020 for the three months ended September 30, 2023, compared to $695,937 for the three months ended September 30, 2022.

The increased research and development expenses during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $186,691 for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022. Interest income in the current period was related to interest earned on investments in a money market fund.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $6,807 compared to $1,672 for the three months ended September 30, 2022, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended September 30, 2023 was $4,343,912 compared to $1,535,050 for the three months ended September 30, 2022, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

General and Administrative Expense

General and administrative expense was $5,130,977 for the nine months ended September 30, 2023, compared to $2,491,151 for the nine months ended September 30, 2022.

The increase in general and administrative expense was related to increased compensation expenses of $145,946, increased professional services of $817,404, increased investor relations of $691,394, increased stock-based compensation of $1,023,426, and a decrease in other general and administrative expenses of $44,716.

Research and Development Expense

Research and development expense was $5,634,284 for the nine months ended September 30, 2023, compared to $1,933,219 for the nine months ended September 30, 2022.

The increased research and development expenses during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $343,431 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022. Interest income in the current period was related to interest earned on investments in a money market fund.

Interest Expense

Interest expense was $0 for the nine months ended September 30, 2023, compared to $497 for the nine months ended September 30, 2022. Interest expense in the prior period was related to interest accrued on a note payable which bore interest at 2.5% per annum, and has since been repaid.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2023 was $18,326 compared to $5,009 for the nine months ended September 30, 2022, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the nine months ended September 30, 2023 was $10,440,156 compared to $4,429,876 for the nine months ended September 30, 2022, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

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

Subsequent to September 30, 2023, the Company sold a total of 105,000 shares of its common stock under the July ATM Facility for aggregate net proceeds of $586,193.

As of September 30, 2023, we had $19.5 million of total working capital.

We will need additional funds to meet our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital, however, we do have approximately $3.6 million of additional sales available under the July Sales Agreement, discussed above.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, which dilution may be significant, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash used in operating activities

Net cash used in operating activities was $8,694,001 for the nine months ended September 30, 2023 and $3,504,377 for the nine months ended September 30, 2022 and primarily included general and administrative, CRO, clinical site costs and related logistics expenses.

Cash used in investing activities

Net cash used in investing activities was $38,912 for the nine months ended September 30, 2023 and $0 for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 was related to purchases of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $14,876,820 for the nine months ended September 30, 2023 and $2,807,787 for the nine months ended September 30, 2022. Net cash provided by financing activities in 2023 was related to proceeds of $5,002,284 from the sale of common shares through the at-the-market offerings, proceeds of $9,934,153 from the sale of common shares and Pre-Funded warrants in a private placement offering, and proceeds of $175,000 from the sale of common shares of our majority-owned subsidiary, Nexcella, offset by payments of deferred offering costs of $234,617. Net cash provided by financing activities in 2022 was primarily related to $2,913,750 in net proceeds from the issuance of shares of our common stock pursuant to the exercise of the underwriter’s overallotment option to purchase additional shares of our common stock in connection with our initial public offering completed in December 2021.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of September 30, 2023, we have incurred an accumulated deficit of $48,321,791 and have not yet generated any revenue from operations. Management anticipates that our cash and cash equivalents on hand and funds that may be raised pursuant to the July Sales Agreement will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (December 31, 2026); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2 – Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) as filed with the SEC on March 27, 2023 and below. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and Israel and Hamas, which began in October 2023 and which threatens to spread to other Middle Eastern countries. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our outstanding options and warrants may adversely affect the trading price of our securities.

As of September 30, 2023, we had (i) outstanding stock options to purchase an aggregate of 2,513,912 shares of common stock at a weighted average exercise price of $1.91 per share; (ii) outstanding Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (iii) outstanding warrants to purchase 397,500 shares of common stock with a weighted average exercise price of $4.11 per share (when not including the Pre-Funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon exercise/conversion of outstanding convertible securities may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of our outstanding convertible securities, then the value of our common stock will likely decrease.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) outstanding stock options to purchase an aggregate of 2,513,912 shares of common stock at a weighted average exercise price of $1.91 per share; (b) Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (c) 3,241,076 shares of common stock, the resale of which has been registered under the Securities Act. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock, including those discussed above, may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Company insider trading policy, Exchange Act Section 16 and/or Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023, and from the period from September 1, 2023, to the filing date of this report that have not previously been disclosed in a Current Report on Form 8-K, except as follows:

On October 2, 2023, the Company issued 6,938 shares of its restricted common stock for investor relations services.

On October 6, 2023, the Company issued 67,568 shares of its restricted common stock for investor relations services.

On October 10, 2023, the Company issued 72,300 shares of its restricted common stock for investor relations services.

On November 2, 2023, the Company issued 6,690 shares of its restricted common stock for investor relations services.

The issuances described above were exempt from registration pursuant to Section 4(a)(2) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates/book-entry notations evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Clawback Policy. On November 6, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.2, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Officer Option Grants. On August 14, 2023, the Board of Directors and the Compensation Committee of the Board of Directors of the Company approved the grant of 293,000 options to purchase shares of the Company’s common stock, to each of Ilya Rachman and Gabriel Morris, the Chief Executive Officer and Chairman, and Chief Financial Officer and Director of the Company, respectively, for services to be rendered as officers of the Company through August 2027. The options had an exercise price of $1.86 per share, and vest at the rate of 1/48th of such options, per month, on each month following the grant date, subject to the applicable officer’s continued service with the Company on such vesting dates. The options were granted under, and subject to the terms of, the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan.

The foregoing summary of the grants does not purport to be complete and is qualified in its entirety by reference to the full text of the Immix Biopharma, Inc., Form of Stock Option Grant Notice and Option Agreement (Executive Officers – August 2023), a copy of which is attached hereto as Exhibit 10.3, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Unregistered Sales. The information and disclosures which are set forth above under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, under the heading “Unregistered Sales of Equity Securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1+	Sales Agreement, dated July 14, 2023, by and between the Company and ThinkEquity LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023)(File No.: 001-41159)

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2023)(File No.: 001-41159)

10.1^	Form of Securities Purchase Agreement dated August 21, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2023)(File No.: 001-41159)

10.2*+	Immix Biopharma, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation

10.3*+	Immix Biopharma, Inc., Form of Stock Option Grant Notice and Option Agreement (Executive Officers – August 2023)

10.4*+	Immix Biopharma, Inc., Form of Stock Option Grant Notice and Option Agreement (Directors – August 2023)

10.5*+	Immix Biopharma, Inc., Form of Stock Option Grant Notice and Option Agreement (Effective August 2023 Yekaterina Chudnovsky Grant (16,670))

10.6*+	Immix Biopharma, Inc., Form of Stock Option Grant Notice and Option Agreement (Effective August 2023 Yekaterina Chudnovsky Grant (20,000))

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
^	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: November 9, 2023	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

