Form 10-K
period 2023-12-31
Immix Biopharma, Inc.
filed 2024-03-29
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $27,964,126 based upon the closing price of the registrant’s common stock of $2.69 on The Nasdaq Capital Market as of that date.

Number of common shares outstanding as of March 29, 2024 was 26,396,420 shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement (the “2024 Proxy Statement”) relating to its 2043 annual meeting of stockholders (the “2024 Annual Meeting of Stockholders”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

ITEM 1. BUSINESS

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and autoimmune disease. Our lead cell therapy candidate is U.S. Food and Drug Administration (“FDA”) investigational new drug (“IND”) cleared CAR-T NXC-201, currently being evaluated in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) clinical trial. Based on early clinical data, we believe NXC-201 has the potential to be the world’s first “Single-Day Cytokine Release Syndrome”, or “Single-Day CRS” CAR-T (CRS median onset day 1, median duration 1 day), enabling the potential for a faster return home for patients. NXC-201 has been awarded Orphan Drug Designation (“ODD”) by the FDA in both AL Amyloidosis and multiple myeloma, and ODD by the European Commission (“EMA”) in AL Amyloidosis.

Our strategy is to:

●	Develop our lead candidate CAR-T NXC-201 in AL Amyloidosis and other autoimmune diseases

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today

Our mission is to harness the immune system through innovative cell therapies and other modalities to deliver widely accessible cures in autoimmune and other indications, as we believe patients are waiting.

Figure 1: Select ImmixBio Possible Autoimmune Target Indications

Our N-GENIUS platform has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T for AL Amyloidosis and autoimmune disease, complemented by emerging programs.

Figure 2: ImmixBio Pipeline

NXC-201 is in clinical trials to treat relapsed/refractory AL Amyloidosis.

As of February 2024, we have treated 73 patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313), of which 63 were relapsed/refractory multiple myeloma patients, and 10 were relapsed/refractory AL Amyloidosis patients.

In September 2023, the FDA granted ODD to NXC-201 for the treatment of AL Amyloidosis. If a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications to market the same drug for the same indication for 7 years (except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity).

In November 2023, the U.S. FDA cleared an IND application for NXC-201 to enroll U.S. patients into NXC-201 clinical trials.

In December 2023, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 65th annual American Society of Hematology (“ASH”) meeting, covering 10 relapsed/refractory AL Amyloidosis patients treated with NXC-201, indicating an overall response rate of 100% (10/10) and a complete response rate of 70% (7/10).

In February 2024, the European Commission (“EC”) granted orphan drug designation to NXC-201 for the treatment of AL Amyloidosis. Benefits of European ODD include: 10 years of market exclusivity once authorized in the EU; Access to the EU centralized authorization procedure; and reduced fees for EU protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations made after approval, and reduced annual fees.

Our Other Programs

Our other programs include NXC-201 for autoimmune diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights; NXC-201 for relapsed/refractory multiple myeloma, a $14 billion market size growing to $27 billion according to Wilcock, et al, Nature Reviews; IMX-110 for soft tissue sarcoma, a $3 billion market size according to Medgadget, and in combination with anti-PD-1 for colorectal cancer, a $27 billion market size according to IndustryARC.

Our Platform and Technologies

We believe our N-GENIUS platform has broad potential utility in hematologic and autoimmune diseases.

Our N-GENIUS platform, which has produced NXC-201, consists of three key elements: (1) Purpose-Built Cell Therapy Evidence Capture Engine + Relational Database, which relates ImmixBio internal data to external to accelerate therapy design, manufacture, and preclinical; (2) proprietary EXPAND technology, which is applied to multiple cell therapy indications, already utilized to create NXC-201; and (3) Atomized, Novel Binding Scaffold Generation Engine, which allows for optimal molecule binding. We believe key characteristics of NXC-201 may apply to other products candidates produced by the N-GENIUS Platform. Those 3 key characteristics are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

Our Lead Program: NXC-201 in relapsed/refractory AL Amyloidosis

Market Opportunity

The first indication we intend to pursue for NXC-201 is relapsed/refractory AL Amyloidosis.

AL amyloidosis is a life-threatening immunological disorder in which an abnormal protein called amyloid builds up in tissues and organs. This abnormal protein is produced by long-lived plasma cells (“LLPCs”), a type of immune B-cell. The signs and symptoms of AL amyloidosis vary among patients because build-up may occur in the heart (most frequent cause of mortality), liver, kidneys, intestines, muscles, joints, nerves, or spleen, according to the National Institutes of Health (“NIH”). Diagnosis is frequently delayed, due to varied and non-specific symptoms including: fatigue, weight loss, shortness of breath, dizziness, and numbness in hands and feet. Upon diagnosis, many patients already have late-stage disease, and are not aware of available treatment options and clinical trials.

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal, estimated to reach 29,712 patients in 2023. AL amyloidosis has a one-year mortality rate of 47 percent, 76 percent of which is caused by cardiac amyloidosis, according to Alexion. The current market size for amyloidosis therapies is $3.6 billion, expected to reach $6 billion in 2027, according to Grand View Research.

As of February 2024, there are no FDA approved drugs for AL Amyloidosis.

Figure 3: NXC-201 “Blue Ocean Opportunity” in AL Amyloidosis

NXC-201 Composition and Mechanism of Action

NXC-201 is a next-generation CAR-T targeting B-cell maturation antigen (“BCMA”). CAR-T cell therapy is a type of immunotherapy that uses the patient’s own immune cells, modified with our proprietary technology, to create NXC-201, which is then introduced into the patient’s body. Then the patient’s modified NXC-201 CAR-T cells are able to recognize and eliminate diseased cells.

Figure 4: NXC-201: What is CAR-T Cell Therapy?

Our N-GENIUS cell engineering platform with EXPAND technology has already produced clinical-stage CAR-T NXC-201, targeting BCMA, which we believe is the first and only autologous CAR-T being developed to treat light-chain (AL) Amyloidosis. NXC-201 is currently being evaluated in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

Figure 5: NXC-201: First CAR-T Generated by the N-GENIUS Platform

Those 3 key characteristics of NXC-201 are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

Figure 6: NXC-201: Key Characteristics

NXC-201 has been designed with a proprietary, optimized C3ζγ for enhanced signal transduction, proprietary, optimized modified-stiffness CD8 hinge, and proprietary, optimized COBRA binder for enhanced signal binding. We believe the combination of these modifications has the potential to allow for NXC-201 to deliver “digital” intracellular signaling, potentially eliminating neurotoxicity and reducing CRS duration to 1 day.

Figure 7: N-GENIUS Platform – EXPAND Technology + COBRA Binder

NXC-201 was designed for high activity against disease-causing AL Amyloidosis LLPCs, which are also the source of autoimmune antibodies in a variety of autoimmune disorders.

NXC-201 Pre-clinical Data

In AL Amyloidosis, we believe there are two primary challenges with CAR-T patient dosing:

a) Uneven BCMA expression across disease-causing LLPCs; and

b) frail patient due to pre-existing organ (heart) damage.

Published in Clinical Cancer Research in 2022, NXC-201 was tested preclinical and clinically in AL Amyloidosis.

Figure 8: In AL Amyloidosis, BCMA expression is at a low-to-medium level

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

Our testing demonstrated low-to-medium expression of BCMA in 18 AL Amyloidosis patient samples.

Figure 9: High Activity Level of NXC-201 in AL Amyloidosis

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

NXC-201 demonstrated high activity in the presence of AL Amyloidosis diseased plasma cells.

Figure 10: NXC-201 Targets Diseased AL Amyloidosis LLPCs in Patient Bone Marrow

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

Near-complete elimination of diseased AL Amyloidosis LLPCs was observed in relapsed/refractory AL Amyloidosis patients treated with NXC-201.

NXC-201 Clinical Data – Relapsed/refractory AL Amyloidosis

In December 2023, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 65th annual ASH meeting, covering 10 relapsed/refractory AL Amyloidosis patients treated with NXC-201. These data represent the largest cohort of AL patients treated with CAR T-based therapy reported in the literature thus far.

Clinical Results

Enrolled AL amyloidosis patients presented with organ involvement and were heavily pretreated with prior lines of therapy (median 6, range 3-10). All patients had refractory, progressive disease. No patients received bridging therapy.

NXC-201 was administered at cell doses of either 150 × 106, 450 × 106, and 800 × 106 per patient.

Patient characteristics:

●	90% (9/10) had high-risk cytogenetics

●	80% (8/10) had cardiac involvement

●	50% (5/10) had New York Heart Association (“NYHA”) stage 3 or 4 heart failure (3 stage 4, 2 stage 3)

●	40% (4/10) had Mayo stage 3 (1 stage 3b, 3 stage 3a) AL amyloidosis disease

●	40% (4/10) had t(11;14) translocation

●	Relapsed/refractory to a median 6 lines of prior therapy (range: 3-10)

Clinical data:

●	Overall response rate of 100% (10/10)

●	Complete response + very good partial response rate of 90% (9/10)

●	Complete response rate of 70% (7/10) (6 out of 7 were minimum residual disease (“MRD”) 10-5)

●	Organ response rate of 60% (6/10)

●	Best responder had a duration of response of 23.7 months as of December 10, 2023, with response ongoing

●	There were no immune effector cell-associated neurotoxicity syndrome (ICANS) events

●	“Single Day CRS”: Median CRS duration was 1 day (range: 1-4):

○	No grade 4 CRS events

○	2 experienced no CRS; 2 experienced grade 1 CRS; 4 Experienced grade 2 CRS; 2 experienced grade 3 CRS

For the 8 patients with cardiac involvement:

●	Overall response rate of 100% (8/8)

●	Complete response rate of 63% (5/8) (4 out of 5 were MRD 10-5)

●	Organ response rate of 63% (5/8)

For the 4 patients with t(11;14) disease:

●	Overall response rate of 100% (4/4)

●	Complete response rate of 75% (3/4) (MRD 10-5)

●	Organ response rate of 50% (2/4)

In Vitro Studies

NXC-201 has demonstrated efficient eradication of plasma cells from patients with AL amyloidosis (Kfir-Erenfeld et al. 2022). Co-cultures of plasma cells from AL amyloidosis patients and NXC-201 resulted in an almost complete eradication of the plasma cells. A control of AL amyloidosis plasma cells with non-transduced (“NT”) cells, in contrast, did not result in a similar elimination of the plasma cells.

Figure 11. Elimination of Plasma Cells After Co-culture with NXC-201 Compared to NT Cells

Abbreviations: AL: amyloid light chain; NT: non-transduced; HBI0101 = NXC-201. Source: (Kfir-Erenfeld et al. 2022).

This data suggest that NXC-201 cells were able to recognize the AL amyloidosis plasma cells and exert specific BCMA-directed antitumoral effect, as further evidenced by the fact that following co-culture with AL amyloidosis plasma cells, NXC-201 cells underwent significant activation, demonstrated by upregulation of the 4-1BB cell marker and increased secreted levels of inflammatory cytokines (interferon gamma: IFNγ, tumour necrosis factor alpha: TFNα), which was not seen in NT cells. Furthermore, non-tumour bone marrow derived mononuclear cells were not affected by co-culture with NXC-201, demonstrating the targeted effect of this therapy.

Figure 12: NXC-201 Activation Following Overnight Co-culture with Amyloid Light Chain Amyloidosis Plasma Cells

Figure 13: 65th ASH NXC-201 presentation: Rapid elimination of disease-causing amyloid chains by NXC-201 within ~30 days was observed

NXC-201 in Relapsed/refractory multiple myeloma

As of February 2024, 63 patients with triple-refractory relapsed/refractory multiple myeloma with median 4 lines of prior therapy (range: 3-13) have been treated with NXC-201. A 95% overall response rate to NXC-201 treatment was observed in relapsed/refractory multiple myeloma patients not previously treated with BCMA-targeted therapy (98% overall response rate observed in relapsed/refractory multiple myeloma patients without extra-medullary disease). “Single-Day CRS” was demonstrated – median duration of CRS of 1 day, median onset day 1. Multiple myeloma is a $14 billion market size growing to $27 billion according to Wilcock, et al, Nature Reviews.

NXC-201 Development Strategy

In our lead program, NXC-201 for relapsed/refractory AL Amyloidosis, we plan to enroll 40 patients in our open label, single-arm clinical trial, and then submit a biologics license application (“BLA”) for FDA approval.

Figure 14: NXC-201 Clinical Development Plan Through FDA BLA Submissions

The primary objectives in relapsed/refractory AL Amyloidosis are to study the safety and efficacy of NXC-201. The efficacy endpoints are to evaluate response rates according to consensus recommendations for AL amyloidosis treatment response criteria in AL (Palladini et al. 2012).

The expected primary endpoints are complete response rate and overall response rate in our NXC-201 relapsed/refractory AL Amyloidosis clinical trial.

Our strategy is to pursue orphan drug indications in which open-label, single-arm clinical trials may lead to possible BLA submissions, or indications with large populations with remaining unmet medical need.

IMX-110 – Tissue-Specific TherapeuticTM with tissue micro environment (“TME”) NormalizationTM Technology

IMX-110 in Colorectal Cancer

The first potential indication we intend to pursue for IMX-110 (in combination with anti-PD-1 antibody) is relapsed/refractory colorectal cancer (“CRC”). CRCs are cancers that arise from the colon and rectum. According to American Cancer Society, there were roughly 153,020 new cases of colorectal cancer in the United States in 2023. The five-year survival rate in the United States for all stages of CRC is 65.1%, but this falls to 15.1% for patients with late-stage metastatic disease according to the National Cancer Institute (“NCI”).

The CRC market is estimated to reach approximately $31.2 billion by 2025 from the estimated $26.3 billion in 2019 according to IndustryARC. Drugs used to treat CRC include conventional irinotecan, oxaliplatin, 5-fluorouracil, pembrolizumab (marketed as Keytruda®, by Merck & Co.), nivolumab (marketed as Opdivo®, by Bristol Meyers Squibb), bevacizumab (marketed as Avastin®, by Roche), ramucirumab (marketed as Cyramza®, by Eli Lilly), and regorafenib (marketed as Stivarga® by Bayer). $41.11 billion is the total publicly disclosed combined annual sales of pembrolizumab (Keytruda®, Merck & Co.), nivolumab (Opdivo®), bevacizumab (Avastin®), and ramucirumab (Cyramza®) according to 2023 available annual reports. In relapsed/refractory proficient mismatch repair (pMMR) (microsatellite-stable - MSS) relapsed/refractory mCRC, regorafenib (marketed as Stivarga® by Bayer) produced a median progression free survival (“mPFS”) of 2.0 months according to the FDA approval label.

As of February 2024, we continue to dose escalate IMX-110 + BeiGene anti-PD-1 Tislelizumab in our IMMINENT-01 (NCT05840835) study. In July 2023, we reported the following clinical data for IMX-110 + Tislelizumab in proficient mismatch repair (“pMMR”, or microsatellite-stable – “MSS”) relapsed/refractory mCRC in IMMINENT-01: Out of 4 relapsed/refractory metastatic colorectal cancer patients treated with IMX-110 + tislelizumab: 3 out of 4 (75%) patients experienced tumor shrinkage at 2 months; 1 out of 4 (25%) patients experienced tumor control at 2 months; 1 out of 4 patients remain on IMX-110 + tislelizumab therapy as of July 7, 2023; Median progression-free survival and overall survival not yet reached; Patients received a median of 8 earlier anti-cancer treatments that failed to halt cancer growth (lines of therapy) prior to receiving IMX-110 + tislelizumab.

IMX-110 in Soft Tissue Sarcoma (“STS”)

The second potential indication we intend to pursue for IMX-110 is relapsed/refractory STS. STSs are cancers that arise from muscle, fat, nerves, fibrous tissues, blood vessels or deep skin tissues. According to American Cancer Society, there were roughly 13,000 new cases of soft tissue sarcomas in the United States during 2020 and about 13,400 new cases of soft tissue sarcomas in the United States are anticipated in 2023. Approximately 160,000 people live with soft tissue cancers in the United States. The five-year survival rate for all stages of STS is 65.4% in the United States, but this falls to 17.1% for patients with late-stage metastatic disease according the NCI. The global soft tissue sarcoma market is estimated to reach approximately $6.5 billion by 2030 from the estimated $2.9 billion in 2019 according to Medgadget. Drugs used to treat STS include conventional doxorubicin, eribulin (marketed as Halaven®, by Eisai Co, Ltd), pazopanib (marketed as Votrient®, by Novartis), and trabectedin (marketed as Yondelis®, by Janssen/Johnson & Johnson).

Objective response rates are increasingly considered as poor surrogates of clinical activity in STS. Therefore, lack of progression, or progression free survival (“PFS”), is used as the primary measure of treatment success in STS. Conventional doxorubicin, in three separate studies as a first-line therapy, produced a mPFS (meaning the time patients live without their cancer progressing) in STS patients of 2.5 months, 4.6 months, and 2.7 months according to Lorigan et al., 2007, Judson et al., 2014 and Chawla et al., 2015. Eribulin (Halaven®), was trialed in a study producing a mPFS in STS patients of 2.6 months according to Schöffski et al., 2016. Pazopanib (Votrient®), was trialed in a study producing a mPFS in STS patients of 4.6 months according to van der Graaf et al., 2012. Trabectedin (Yondelis®) was trialed in a study producing a mPFS in STS patients of 4.2 months according to Demetri et al., 2016.

As of February 2024, we have treated 21 patients in our ongoing IMX-110 Phase 1b/2a clinical trial in the United States and Australia, of which clinical analysis has been completed for the initial 14 patients. Of those 14 patients, 8 patients completed a tumor measurement after the enrollment measurement. Of those 8 patients, a range of late-stage STSs were represented, including: leiomyosarcoma, cholangiocarcinoma, carcinosarcoma, and poorly differentiated sarcoma. 4 months was the mPFS observed in STS patients treated with IMX-110 in the United States in our ongoing Phase 1b/2a clinical trial. 6 months of radiological PFS was observed in 50% of our STS patients treated with IMX-110. 100% of these patients received between 3 and 13 lines of therapy prior to IMX-110. Zero drug-related serious adverse events and zero dose interruptions due to toxicity have been observed in our 1b/2a clinical trial to-date.

IMX-110 Composition and Mechanism of Action

IMX-110, currently in Phase 1b/2a clinical trials, is a Tissue-Specific TherapeuticTM with TME NormalizationTM, a technology that we are developing initially for mCRC and STS. Tumor growth is sustained by hypoxia (low oxygen concentration) and acidosis (an excessively acidic condition) which produce recurring waves of activation of multiple kinases that upregulate NF-κB, STAT3 and other key transcriptional factors which cause recurrent inflammation. This inflammatory environment activates the TME to provide metabolic and structural support to the tumor and to recruit Treg T-cells (immune cells suppressing immune response) to suppress anti-tumor immune response. IMX-110’s poly-kinase inhibitor polyphenol curcuminoid complex (“PCC”) halts this fundamental tumor-sustaining inflammation by blocking multiple kinases and interfering with NF-κB and STAT3 activation, interrupting the positive feedback loop underlying the inflammatory cycle. With tumor-sustaining inflammation halted, IMX-110’s apoptosis inducer (Polyethylene glycol – phosphatidylethanolamine (“PEG-PE”)-doxorubicin complex) is then able to induce tumor cell death where conventional therapies have been hampered by resistance caused by NF-κB and STAT3 activation.

Figure 15: IMX-110 Induces Apoptosis while Blocking Multiple Escape Pathways

IMX-110 Immunomodulation Effects

In this pre-clinical study of IMX-110 monotherapy in the genetic Kras, p53, and Cre (“KPC”) pancreatic mouse cancer model, our histological analysis showed that IMX-110 has the potential to transform “cold” tumors into “hot” tumors by eliminating immunosuppressive T-regulatory immune cells (top), enabling cytotoxic T-lymphocytes to enter the tumor (middle), and eliminating tumor vascularization (bottom).

Figure 16: IMX-110 Tissue-Specific TherapeuticTM with TME NormalizationTM Technology

Monotherapy Turns “Cold” Tumors “Hot” in Genetic (KPC) Pancreatic Cancer Pre-clinical Model

(See above paragraph for study description. ImmixBio unpublished results.)

Our Other Programs

We are also pursuing development of NXC-201 in autoimmune diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights.

Manufacturing

We have a strong track record of successful manufacturing. We have already established a track record of producing NXC-201 for patient dosing and testing in the U.S. and ex-U.S. (73 patients dosed to-date). In addition, we have already developed a scalable, reliable manufacturing process for our TSTx according to current Good Manufacturing Practice (“cGMP”).

We will continue to leverage our established technical, manufacturing, analytical, quality, cGMP, project management expertise and existing relationships to contract with appropriate CMOs to manufacture our cell therapies and TSTx moving forward.

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical manufacturing space located in California. To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and have entered into agreements pursuant to which third-party contract manufacturers will provide us with necessary quantities of API and drug product on a project-by-project basis based upon our needs. We rely, and expect to continue to rely for the foreseeable future, on FDA, EMA, or other jurisdiction-registered third-party contract manufacturing organizations to produce our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property, and quality provisions to protect our proprietary rights related to our product candidates and satisfy regulatory requirements.

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

Companies developing or intend to develop cell therapies for autoimmune indications include, but are not limited to: Kyverna Therapeutics, Inc.; Cabaletta Bio, Inc.; Fate Therapeutics Inc.; and Arcellx, Inc.

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

As of March 15, 2024, our patent portfolio includes 12 U.S. and foreign granted patents, 11 pending U.S. and foreign patent applications, 2 pending international (PCT) patent applications related to our technology platform and our product candidates. Of those, 2 patents has been granted in the U.S. and 10 patents have been granted in the following countries: France, Germany, Ireland, Switzerland, and the United Kingdom. Two non-provisional patent applications are currently pending in the U.S. and 9 foreign patent applications are currently pending in Australia, Brazil, Canada, Europe, Hong Kong, Japan and Mexico. Certain platform patents are expected to remain in force until 2036.

The below patents and patent applications comprise our patent portfolio. All of the patents and patent applications listed below are owned by us.

Jurisdiction	Status	Number	Title	Expected Expiration Date	Type of Patent Protection
United States	Granted	9,833,508	CANCER THERAPEUTICS	3/15/2033*	Methods of treatment
United States	Granted	11,819,571	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	3/15/2033*	Compositions and methods of treatment
United States	Pending	18/499,104	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER		Compositions and methods of treatment
EPO	Pending	20196191.9	MICELLE COMPRISING AN INHIBITOR OF NF-KB		Compositions and methods of treatment
Hong Kong	Pending	42021037058.1	MICELLE COMPRISING AN INHIBITOR OF NF-KB		Compositions and methods of treatment
Switzerland	Patent	13760370	GLUT-1 ZIELGERICHTETE UND MIT KURKUMIN BELADENE MIZELLEN	3/15/2033*	Compositions
Germany	Patent	2825198	GLUT-1 ZIELGERICHTETE UND MIT KURKUMIN BELADENE MIZELLEN	3/15/2033*	Compositions
France	Patent	13760370	CANCER THERAPEUTICS	3/15/2033*
United Kingdom	Patent	13760370	GLUT-1 TARGETED AND CURCUMIN LOADED MICELLES	3/15/2033*	Compositions
Ireland	Patent	13760370.0	GLUT-1 TARGETED AND CURCUMIN LOADED MICELLES	3/15/2033*	Compositions
Switzerland	Patent	16858309.4	VERFAHREN UND VERWANDTE ZUSAMMENSETZUNGEN ZUR BEHANDLUNG VON KREBS	10/21/2036*	Compositions
Germany	Patent	16858309.4	VERFAHREN UND VERWANDTE ZUSAMMENSETZUNGEN ZUR BEHANDLUNG VON KREBS	10/21/2036*	Compositions
France	Patent	16858309.4	MÉTHODES ET COMPOSITIONS ASSOCIÉES POUR LE TRAITEMENT DU CANCER	10/21/2036*	Compositions
United Kingdom	Patent	16858309.4	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	10/21/2036*	Compositions
Ireland	Patent	16858309.4	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	10/21/2036*	Compositions
Mexico	Pending	MX/a/2024/000302	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
Japan	Pending	2024-500609	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
Australia	Pending	2022308041	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
Canada	Pending	3,224,127	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
Brazil	Pending	11 2024 000075 3	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
EPO	Pending	22748648.7	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
United States	Pending	18/577,129	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042**	Compositions and methods of treatment
PCT	Pending	PCT/US2022/044948	NANOPARTICLES FOR CANCER TREATMENT		Compositions and methods of treatment
Australia	Pending	2022352844	NANOPARTICLES FOR CANCER TREATMENT	09/27/2042**	Compositions and methods of treatment
PCT	Pending	PCT/US2023/69537	NANOPARTICLES FOR THE TREATMENT OF INFLAMMATORY DISEASES		Methods of treatment

* Provided all maintenance and renewal fees are timely paid.

** Any resulting patents in this family are expected to expire in 2042 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

Additionally, as of March 15, 2024, our subsidiary Nexcella, Inc. has global exclusive rights to PCT Application No. PCT/IL2023/050142 filed in 20023 and claiming priority to U.S. Provisional Patent Application Nos. 63/308,277 and 63/368,002. The application is directed to our N-GENIUS platform, EXPAND technology, and to our product candidates, including NXC-201. The application relates to a chimeric antigen receptor (CAR) molecule specific for B cell maturation antigen (BCMA), compositions and methods thereof for the treatment of immune-related disorders. We plan to enter the national phase of the PCT application in multiple countries. Any resulting patents in this family are expected to expire in 2043 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

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

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option which grants us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. As of December 31, 2023, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations described herein shall survive the termination of the MSA.

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, our subsidiary Nexcella entered into a Research and License Agreement (the “Agreement”) with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”), to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import the Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Nexcella has agreed to pay royalties to the Licensors equal to 5% of based on Net Sales (as defined in the Agreement) during the Royalty Period. “Royalty Period” means for each Licensed Product, on a country-to-country basis, the period commencing on December 8, 2022 and ending on the later of (a) the expiration of the last to expire Valid Claim (as defined in the Agreement) under a Licensed Patent (as defined in the Agreement), if any, in such country, (b) the date of expiration of any other Exclusivity Right (as defined in the Agreement) or data protection period granted by a regulatory or other governmental authority with respect to a Licensed Product or (c) 15 years from the date of First Commercial Sale (as defined in the Agreement) of a Licensed Product in such country.

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

Agreements with Nexcella

Founders Agreement

Effective December 8, 2022, we entered a Founders Agreement with our subsidiary Nexcella (the “Nexcella Founders Agreement”). Pursuant to the Nexcella Founders Agreement, in consideration for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, we received 250,000 shares of Nexcella’s Class A Preferred Stock, 1,000,000 shares of Nexcella’s Class A Common Stock, and 5,000,000 shares of Nexcella’s common stock. In addition, pursuant to the Nexcella Founders Agreement, prior to a Qualified IPO (as defined in Nexcella’s Amended and Restated Certificate of Incorporation, as amended (the “Nexcella COI”)) or Qualified Change in Control (as defined in the Nexcella COI), we shall provide funds to Nexcella as requested by Nexcella, in good faith, to be evidenced by a senior unsecured promissory note. The Nexcella Founders Agreement has a term of 15 years, which, upon expiration, automatically renews for successive one-year periods unless terminated by us upon notice at least six months prior to the end of the term or upon the occurrence of a Change of Control (as defined in the Nexcella Founders Agreement). In exchange for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, on December 21, 2022, the Company loaned Nexcella approximately $2.1 million, evidenced by a senior unsecured promissory note, which note matures on January 31, 2030, accrues interest at a rate of 7.875% per annum and is convertible into shares of common stock of Nexcella at a conversion price of $2.00 per share, subject to adjustment; provided, however, that such note shall automatically convert into shares of Nexcella common stock immediately prior to certain conversion triggers set forth in the note. Nexcella may not prepay the note without our prior written consent .

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

Management Services Agreement

Effective as of December 8, 2022, we entered into a Management Services Agreement (the “Nexcella MSA”) with our subsidiary Nexcella. Pursuant to the terms of the Nexcella MSA, we will render management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At our request, Nexcella shall utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by us, provided those services are offered at market prices. In consideration for the Services, Nexcella will pay us an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”), payable in advance in equal quarterly installments; provided, however, that such Annual Consulting Fee shall be increased to $1.0 million for each calendar year in which Nexcella has Net Assets (as defined in the Nexcella MSA) in excess of $100 million at the beginning of the calendar year. Notwithstanding the foregoing, the first Annual Consulting Fee payment shall be made on the first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that is in excess of $10 million in gross proceeds. The first payment shall include all amounts in arrears from the effective date of the Nexcella MSA through such payment as well as the amounts in advance for such first quarterly payment. Actual and direct out-of-pocket expenses reasonably incurred by us in performing the Services shall be reimbursed to us by Nexcella. The Nexcella MSA shall continue for a period of five years from the effective date thereof and shall be automatically extended for additional five year periods unless we and Nexcella provide written notice to not extend the term at least 90 days prior to the end of the term, unless the Nexcella MSA is terminated earlier by mutual agreement between us and Nexcella.

Recent Developments

In February 2024, we conducted an underwritten public offering of 5,535,055 shares of common stock at the public offering price is $2.71 per shares, for the net proceeds, after underwriter discounts and offering expenses, of $13,566,697. Pursuant to the underwriting agreement, we granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of our common stock, which was exercised in full on March 1, 2024 for the net proceeds, after underwiring discounts and offering expenses, of $1,954,594.

In February 2024, the European Commission (EC) granted orphan drug designation to NXC-201 for the treatment of AL Amyloidosis. Benefits of European ODD include: 10 years of market exclusivity once authorized in the EU; Access to the EU centralized authorization procedure; and reduced fees for EU protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations made after approval, and reduced annual fees.

Government Regulations

United States Regulation of Drugs and Biologics

We expect that NXC-201 will be regulated by the FDA as a biologic by submitting a Biologic License Application (“BLA”). We expect that IMX-110 will be regulated by the FDA as a complex non-biologic by submitting a New Drug Application (“NDA”). We expect to pursue United States and global regulatory designations, vouchers, conditional approvals and accelerated approvals where appropriate.

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

Employees

As of March 15, 2024, we had 17 employees, 14 of which are full-time employees. Of such employees, 8 are engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Our Corporate History

We were incorporated as a California limited liability company in 2012 and converted to a Delaware corporation in January 2014. In August 2016, we established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. In November 2022, we established a Delaware corporation, Nexcella, Inc., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. ImmixBio currently owns 95% of outstanding common stock on a fully diluted basis of Nexcella.

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

We are a clinical-stage biopharmaceutical company focused on developing a novel class of TSTx in oncology and inflammation. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2023 and 2022, we reported net losses of $15,595,522 and $8,229,713, respectively. As of December 31, 2023, we had an accumulated deficit of $53,411,295.

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

We will need to raise significant additional capital to complete development and obtain regulatory approval for our product candidates. Although we believe that our existing cash and cash equivalents balance of $17,509,791 as of December 31, 2023, plus the net proceeds of $15.5 million from our February 2024 offering of common stock, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months from the date of this report, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

As of December 31, 2023 we had federal net operating loss (“NOLs”) carryforwards of approximately $11,800,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2034. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

Although in January 2024, the Company entered into a long-term operating lease agreement for manufacturing space located in California, as of March 2024, we do not own or operate any operating manufacturing facilities. We rely on and intend to continue to rely on CMOs to formulate and manufacture our pre-clinical and clinical materials. Our reliance on a CMO exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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

We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, (iv) new product introductions and (v) an emphasis on proprietary and novel products and product candidates. Our competitors, some of which include larger pharmaceutical companies, biotechnology companies, and academic institutions, have and may develop products and technologies that will compete with our products and technologies. Specifically, we face competition from companies developing therapies for AL amyloidosis which include Prothena Corp, Caelum Biosciences (Now Alexion/AstraZeneca), and Janssen/Johnson & Johnson. In addition, we face competition from companies developing cell therapies for autoimmune indications, some of which include Kyverna Therapeutics, Inc.; Cabaletta Bio, Inc.; Fate Therapeutics Inc.; and Arcellx, Inc. Moreover, companies with approved therapies for blood disorders include, but are not limited to, Novartis AG, Bristol Myers Squibb Co, and Janssen/Johnson & Johnson. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

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

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the continuing impact of the COVID-19 pandemic, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

While the COVID-19 pandemic has abated, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. In the case of clinical stage biopharmaceutical companies, we believe there continue to be, among other things, supply chain disruptions that are causing delays in the delivery of drug candidates and comparator products and healthcare staffing shortages that are causing delays in the establishment of test sites and the conduct of clinical trials.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022 and the eruption of the Israeli/Palestinian conflict in October 2023, including as a result of economic sanctions and export controls against Russia and countermeasures taken by Russia. The full economic and social impact of these sanctions and countermeasures, in addition to the ongoing military conflicts in Ukraine and Gaza, which could conceivably expand, remains uncertain; however, both the conflicts and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not currently operate in Russia, Ukraine or the Middle East, as the adverse effects of these conflicts continue to develop our business and results of operations may be adversely affected.

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

Breakthrough Therapy Designation, Fast Track Designation or RPDD by the FDA, and equivalents granted by indications, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in any jurisdiction.

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

As of March 25, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 39% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our Amended and Restated Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our Company to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, or (iv) any action asserting a claim against us, our directors, officers, employees or agents governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2023 as, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats that are incorporated into our overall risk management system. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately. With respect to third parties that assist in our cybersecurity oversight, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of all third-party providers to ensure compliance with our cybersecurity standards.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance. Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.

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

In January 2024, the Company entered into a long-term operating lease agreement for manufacturing space in California under a non-cancelable financing lease that expires in December 2033. Under the terms of the lease, we expect to make total lease payments of $1.6 million through December 2033.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “IMMX.”

Stockholders

As of March 29, 2024, there were 19 stockholders of record of our common stock.

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

None.

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

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of CAR-T in light chain (AL) Amyloidosis and autoimmune disease. Our lead cell therapy candidate is FDA IND cleared CAR-T NXC-201, currently being evaluated in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) clinical trial. Based on early clinical data, we believe NXC-201 has the potential to be the world’s first “Single-Day CRS” CAR-T (CRS median onset day 1, median duration 1 day), enabling the potential for a faster return home for patients. NXC-201 has been awarded Orphan Drug Designation (ODD) by the FDA in both AL Amyloidosis and multiple myeloma, and ODD by the European Commission (EMA) in AL Amyloidosis.

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

Recent Developments

In February 2024, we conducted an underwritten public offering of 5,535,055 shares of common stock at the public offering price is $2.71 per shares, for the net proceeds, after underwriter discounts and offering expenses, of approximately $13,529,999. Pursuant to the underwriting agreement, we granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of our common stock, which was exercised in full on March 1, 2024 for the net proceeds, after underwiring discounts and offering expenses, of $1,954,594.

Results of Operations

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

General and Administrative Expenses

General and administrative expenses were $7,406,082 for the year ended December 31, 2023 compared to $4,023,170 for the year ended December 31, 2022.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the year ended December 31, 2023 due to increased professional fees of $516,271, increased investor relations services of $1,041,458, of which $622,423 was non-cash from shares issued for services, increased compensation of $203,274, and increased stock-based compensation of $1,419,217 from additional equity awards issued to the officers, directors and consultants.

Research and Development Expenses

Research and development expenses were $8,735,031 for the year ended December 31, 2023 compared to $4,195,778 for the year ended December 31, 2022.

The increased research and development expenses relate to our ongoing Phase 1b/2a clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial. We were able to increase spending on research and development in 2023 as a result of our increased fundings from the various equity offerings.

Interest Income

Interest income was $572,006 for the year ended December 31, 2023 compared to $0 interest income for the year ended December 31, 2022. Interest income in the current period was related to interest earned on investments in a money market fund.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2023 was $26,415 compared to $10,268 for the year ended December 31, 2022, due to withholding taxes relating to our Australian subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

We do not have any approved products for commercial sale and have never generated revenue from product sales and have incurred significant net losses since our inception and expect to continue to incur net operating losses for the foreseeable future. We do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our product candidates or enter into collaborative arrangements with third parties. We currently have no credit facility or committed sources of capital.

Material Cash Requirements

Our primary use of cash and cash equivalents is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash and cash equivalents used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical programs, continue the research and development of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2023, we had total assets of approximately $19.9 million and working capital of approximately $16.1 million. As of December 31, 2023, our liquidity included approximately $17.5 million of cash and cash equivalents. In February and March 2024, we conducted an underwritten public offering of 6,319,025 shares of our common stock, inclusive of the underwriter’s exercise in full of its over allotment option, at $2.71 per share, for the net proceeds of approximately $15.5 million, after underwriting discounts and offering expenses. We believe that our cash and cash equivalents on hand as of the date of this report will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our product candidates and technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The continuation of the Company as a going concern is dependent upon its ability to obtain continued financial support from its stockholders, necessary equity financing to continue operations and the attainment of profitable operations.

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease we expect to make total lease payments of $1.6 million through December 2033.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. Contracts for preclinical and clinical studies and other services generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We do not have any long-term manufacturing and supply agreements with our third-party contract manufacturers but enter into specific contracts on an as needed basis for individual batch production runs.

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $11,371,438 for the year ended December 31, 2023 and $7,408,303 for the year ended December 31, 2022. Net cash used for the year ended December 31, 2023 was primarily related to our net loss of $15,595,522 offset by non-cash items of stock-based compensation expense of $2,565,708 and depreciation expense of $5,468. Operating activities also included an increase in accounts payable of $2,434,467, an increase in the tax receivable of $893,401, and a decrease in prepaid expenses of $111,842. Net cash used for the year ended December 31, 2022, was primarily related to our net loss of $8,229,713 offset by non-cash items of stock-based compensation expense of $624,069 and depreciation expense of $2,135. Operating activities also included an increase in accounts payable of $1,131,736 and an increase in the tax receivable of $236,384, offset by an increase in prepaid expenses of $691,047 and decrease in accrued interest of $9,099.

Cash used in investing activities

Net cash used in investing activities was $52,089 for the year ended December 31, 2023 and $0 for the year ended December 31, 2022. We purchased equipment during the year ended December 31, 2023.

Cash provided by financing activities

Net cash provided by financing activities was $15,463,512 for the year ended December 31, 2023 and $3,232,063 for the year ended December 31, 2022. Net cash provided by financing activities in 2023 was primarily related to $9,934,153 in net proceeds from the issuance of shares of our common stock and warrants in our August 2023 private placement and $5,438,970 in net proceeds from the sale of shares of our common stock pursuant to our ATM facilities.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022:

	2023	2022
Volatility	114-120%	117-124%
Expected life (years)	5.27-10	5.27-10.0
Risk-free interest rate	4.12-4.38%	1.70-3.06%
Dividend rate	—%	—%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Immix Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immix Biopharma, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 29, 2024

Immix Biopharma, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$17,509,791	$13,436,714
Tax receivable	1,172,183	255,705
Prepaid expenses and other current assets	1,105,776	1,205,398

Total current assets	19,787,750	14,897,817

Deferred offering costs	87,229	6,724
Equipment, net	50,181	3,560

Total assets	$19,925,160	$14,908,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,721,783	$1,273,296

Total current liabilities	3,721,783	1,273,296

Funds held for subsidiary private offering	-	475,000

Total liabilities	3,721,783	1,748,296

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 19,994,719 shares issued and 19,922,356 shares outstanding at December 31, 2023, and 13,964,485 shares issued and 13,892,122 shares outstanding at December 31, 2022	2,000	1,397
Additional paid-in capital	69,779,706	51,156,597
Accumulated other comprehensive income	134,666	87,021
Accumulated deficit	(53,411,295)	(37,985,247)
Treasury stock at cost, 72,363 shares as of December 31, 2023 and 2022	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	16,405,114	13,159,805
Non-controlling interests	(201,737)	-
Total stockholders’ equity	16,203,377	13,159,805

Total liabilities and stockholders’ equity	$19,925,160	$14,908,101

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2023	2022

Operating expenses:
General and administrative expenses	$7,406,082	$4,023,170
Research and development	8,735,031	4,195,778

Total operating expenses	16,141,113	8,218,948

Loss from operations	(16,141,113)	(8,218,948)

Other income (expense):
Interest income	572,006	-
Interest expense	-	(497)
Total other income (expense), net	572,006	(497)

Loss before provision for income taxes	(15,569,107)	(8,219,445)

Provision for income taxes	26,415	10,268

Net loss	(15,595,522)	(8,229,713)
Net loss attributable to non-controlling interests	169,474	-
Net loss attributable to Immix Biopharma, Inc. common stockholders	(15,426,048)	(8,229,713)

Other comprehensive income (loss):
Foreign currency translation	47,645	(38,387)
Total other comprehensive income (loss)	47,645	(38,387)

Comprehensive loss	(15,378,403)	(8,268,100)
Less: comprehensive loss attributable to non-controlling interests	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(15,378,403)	$(8,268,100)

Loss per common share - basic and diluted	$(0.89)	$(0.59)

Weighted average shares outstanding – basic and diluted	17,341,146	13,887,309

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Stockholders of Immix Biopharma, Inc.
		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2021	13,228,689	$1,323	$47,618,852	$125,408	$(29,755,534)	-	$-	$-	$17,990,049

Shares issued for cash proceeds, net of offering costs	630,000	63	2,913,687	-	-	-	-	-	2,913,750

Shares issued for cashless exercise of stock options	62,532	6	(6)	-	-	-	-	-	-

Shares issued for services	43,264	5	99,995	-	-	-	-	-	100,000

Repurchase of common shares	-	-	-	-	-	(72,363)	(99,963)	-	(99,963)

Stock-based compensation	-	-	524,069	-	-	-	-	-	524,069

Net loss	-	-	-	-	(8,229,713)	-	-	-	(8,229,713)

Foreign currency translation adjustment	-	-	-	(38,387)	-	-	-	-	(38,387)

Balance December 31, 2022	13,964,485	1,397	51,156,597	87,021	(37,985,247)	(72,363)	(99,963)	-	13,159,805

Shares issued under ATM facilities for cash proceeds, net of offering costs	2,523,702	252	5,438,718	-	-	-	-	-	5,438,970

Shares and warrants issued under private placement for cash proceeds, net of offering costs	3,241,076	324	9,933,829	-	-	-	-	-	9,934,153

Shares issued for exercise of stock options	1,351	-	2,618	-	-	-	-	-	2,618

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Shares issued for services	264,105	27	622,396	-	-	-	-	-	622,423

Stock-based compensation	-	-	1,943,285	-	-	-	-	-	1,943,285

Non-controlling interests in subsidiary	-	-	32,263	-	-	-	-	(32,263)	-

Net loss	-	-	-	-	(15,426,048)	-	-	(169,474)	(15,595,522)

Foreign currency translation adjustment	-	-	-	47,645	-	-	-	-	47,645

Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(15,595,522)	$(8,229,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,565,708	624,069
Depreciation	5,468	2,135
Changes in operating assets and liabilities:
Tax receivable	(893,401)	(236,384)
Prepaid expenses and other current assets	111,842	(691,047)
Accounts payable and accrued expenses	2,434,467	1,131,736
Accrued interest	-	(9,099)

Net cash used in operating activities	(11,371,438)	(7,408,303)

Investing Activities:
Purchase of equipment	(52,089)	-

Net cash used in investing activities	(52,089)	-

Financing Activities:
Payments of deferred offering costs	(234,616)	(6,724)
Proceeds from exercise of stock options	2,618	-
Payments on note payable	-	(50,000)
Proceeds from sale of common stock, net of offering costs	15,520,510	2,913,750
Proceeds from sale of Nexcella common stock	175,000	475,000
Repurchase of common stock	-	(99,963)
Net cash provided by financing activities	15,463,512	3,232,063

Effect of foreign currency on cash	33,092	(31,524)

Net change in cash and cash equivalents	4,073,077	(4,207,764)
Cash and cash equivalents - beginning of year	13,436,714	17,644,478
Cash and cash equivalents - end of year	$17,509,791	$13,436,714

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$9,596
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Nexcella shares issued for funds previously received	$475,000	$-
Deferred offering costs charged against proceeds from sale of common stock	$147,387	$-
Cashless exercise of stock options	$-	$6

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014 which is focused on developing a novel class of Tissue-Specific Therapeutics in oncology and immune-dysregulated diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), its cell therapy division.

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

Use of Estimates in Financial Statement Presentation - The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgements when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and stock-based compensation. Actual results could differ from those estimates.

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

From July 14, 2023 through February 5, 2024, the Company has sold 328,136 common shares pursuant to the July ATM Facility for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

In February 2024, the Company conducted an underwritten public offering of 5,535,055 shares of its common stock at the public offering price of $2.71 per share, for the net proceeds of $13,566,697, after underwriter discounts and offering expenses (the “Offering”). Pursuant to the underwriting agreement, the Company granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of the Company’s common stock, which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after underwriting discounts and offering expenses (see Note 10).

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash and cash equivalents on hand at December 31, 2023, and funds raised from the July ATM Facility and the Offering (see Note 10), will be sufficient to meet the Company’s working capital requirements through at least March 29, 2025.

Concentration of Credit Risk - Periodically, the Company may carry cash and cash equivalents balances at financial institutions in excess of the federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. At times, deposits held with financial institutions may exceed the amount of insurance provided. The Company has not experienced losses on these accounts and management believes that the credit risk with regard to these deposits is not significant.

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

Fair Value of Financial Instruments – The carrying value of short-term instruments, including cash and cash equivalents, tax receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,113,006	$-	$-

As of December 31, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

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

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $1,064,745 and $236,376 for the years ended December 31, 2023 and 2022, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July ATM Facility. Deferred offering costs will be deferred and amortized ratably upon sales under the July ATM Facility, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the July ATM proceeds. If the Company terminates the July ATM Facility or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2023, $87,229 of deferred offering costs were capitalized related to the July ATM Facility.

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

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2023 and 2022.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(992) and $2,245 for the years ended December 31, 2023 and 2022, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the year ended December 31, 2023 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares. As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. As of December 31, 2023 and 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included stock options and warrants for 2,910,061 and 2,168,742 common shares, respectively.

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

Recent Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Prepaid research and development expenses	$412,773	$792,130
Prepaid insurance expense	263,927	323,296
Prepaid investor relations expense	384,494	11,905
Other current assets	44,582	78,067
Total prepaid expenses and other current assets	$1,105,776	$1,205,398

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts payable	$1,433,022	$143,074
Accrued research and development expenses	1,571,261	57,500
Accrued professional services	38,639	81,691
Accrued compensation and related expenses	577,854	552,835
Other accrued expenses	101,007	438,196
Total accounts payable and accrued expenses	$3,721,783	$1,273,296

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

During the year ended December 31, 2023, the Company sold 2,263,868 March Shares pursuant to the March ATM Facility for net cash proceeds of $4,811,393, after deducting commissions. In addition, the Company amortized $125,817 of deferred offering costs for fees paid related to the March ATM Facility.

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

During the year ended December 31, 2023, the Company sold 259,834 July Shares pursuant to the July ATM Facility for net cash proceeds of $801,442, after deducting commissions. In addition, the Company recorded offering expenses of $26,478 and amortized $21,570 of deferred offering costs for fees paid related to the July ATM Facility.

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

Other Common Stock Issuances

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company agreed to issue 122,300 shares of its common stock, valued at $247,500, in exchange for future services. As of December 31, 2023, the Company has issued 122,300 shares of the Company’s common stock pursuant to the marketing services agreements. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $232,624 related to the fair value of the shares of common stock. As of December 31, 2023, the Company has $14,876 of unamortized stock-based compensation which will be amortized over the remaining service period.

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company issued 123,396 shares of its common stock valued at $322,299 for services received, which was recorded as stock-based compensation during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company entered into a marketing services agreement, whereby the Company agreed to issue shares of restricted common stock for services performed on a monthly basis valued at $22,500 based on the average closing price for the prior 10 trading days. During the year ended December 31, 2023, the Company has issued 18,409 shares of its common stock for an aggregate value of $67,500 pursuant to the agreement.

During the year ended December 31, 2023, the Company issued 1,351 shares of its common stock upon the exercise of stock options for cash proceeds of $2,618.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. As of December 31, 2023, there were 1,040,777 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

During the year ended December 31, 2023, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 136,670 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 586,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, exercise prices ranging from $1.82 to $1.95 per share and vest over periods of 10 to 48 equal monthly installments.

During the year ended December 31, 2023, the Board of Directors approved the issuance of options to purchase 20,000 shares of the Company’s common stock to a consultant of the Company with a term of 10 years and an exercise price of $1.95 per share, which options vest in 48 equal monthly installments.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022:

	2023	2022
Volatility	114-120%	117-124%
Expected life (years)	5.27-10	5.27-10.0
Risk-free interest rate	4.12-4.38%	1.70-3.06%
Dividend rate	—%	—%

The Company recognized stock-based compensation of $731,329 and $476,746 related to stock options for the years ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense of $1,990,396, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.73 years.

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	1,320,984	$1.54
Granted	591,250	$2.70
Exercised	(140,992)	$1.33
Forfeited	-	$-
Expired	-	$-
Outstanding, December 31, 2022	1,771,242	$1.94
Granted	742,670	$1.86
Exercised	(1,351)	$1.94
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, December 31, 2023	2,512,561	$1.92

The following table discloses information regarding outstanding and exercisable options at December 31, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	7.20	256,500	$0.80
$1.33	150,892	$1.33	1.67	150,892	$1.33
$1.80	36,670	$1.80	9.64	8,890	$1.80
$1.86	1,458,500	$1.86	8.48	564,671	$1.86
$1.99	18,749	$1.99	9.67	416	$1.99
$2.64	580,000	$2.64	8.54	257,084	$2.64
$5.83	11,250	$5.83	8.04	5,391	$5.83
	2,512,561	$1.92	7.98	1,243,844	$1.76

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2023, the intrinsic value for the options vested and outstanding was $6,423,762 and $12,567,619, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2023 was $2,827.

Stock Warrants

On January 5, 2022, in connection with the issuance of shares of the Company’s common stock pursuant to the exercise of the over-allotment discussed above, the Company issued warrants for the purchase of 31,500 shares of the Company’s common stock with a term of 5 years and an exercise price of $6.25 per share, which warrants vested six months after the date of issuance.

The following table summarizes the stock warrant activity for the years ended December 31, 2023 and 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2022	366,000	$3.93
Granted	31,500	$6.25
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2022	397,500	$4.11
Granted	1,913,661	$0.0001
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2023	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	7.23	156,000	$0.80
$6.25	241,500	$6.25	2.96	241,500	$6.25
	2,311,161	$4.11	0.80	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of December 31, 2023, the intrinsic value for the warrants vested and outstanding was $14,358,868.

Nexcella Equity Transactions

As of December 31, 2023, the Company’s controlling interest, on a fully dilutive basis, of Nexcella represents 91.6% of Nexcella’s total common stock equivalents outstanding.

The Nexcella 2022 Equity Incentive Plan (the “2022 Plan”) allows for Nexcella’s Board of Directors to grant various forms of incentive awards initially covering up to 375,000 shares of common stock. On May 29, 2023, Nexcella’s Board of Directors approved the Second Amended and Restated Nexcella 2022 Equity Incentive Plan, which submitted an increase to the number of shares of Nexcella common stock issuable under the plan from 375,000 shares to 607,640 shares. On August 11, 2023, Nexcella’s Board of Directors requested the Third Amended and Restated 2022 Equity Incentive Plan, which increased the number of shares of Nexcella common stock issuable under the plan from 607,640 to 800,000 shares. The Nexcella shareholders subsequently approved the increase in Nexcella common stock issuable under the plan to 800,000. As of December 31, 2023, there were 83,688 shares of common stock available for issuance under the Nexcella 2022 Plan.

Common Stock

During the year ended December 31, 2023, Nexcella closed on its private offering for the sale of 100,152 common shares of Nexcella at a purchase price of $6.49 per share for total proceeds of $650,000. The Company’s Chief Executive Officer purchased 7,704 shares of Nexcella’s common stock for a purchase price of $50,000 in the private placement offering. In addition, the Company’s Chief Financial Officer through Alwaysraise, LLC and Alwaysraise Ventures I, L.P., entities affiliated with the Company’s Chief Financial Officer, purchased an aggregate of 15,408 shares of Nexcella’s common stock in the private placement offering for $100,000. As of December 31, 2022, Nexcella entered into subscription agreements for the sale of 73,188 shares of Nexcella’s common stock, at a purchase price of $6.49 per share for total proceeds of $475,000. As of December 31, 2022, the offering had not yet closed, and the shares were not issued by Nexcella as of December 31, 2022, and accordingly, the Company recorded the proceeds of $475,000 in funds held for subsidiary private offering at December 31, 2022.

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

During the year ended December 31, 2023, the Board of Directors of Nexcella, granted 179,784 shares of restricted common stock to the non-employee members of the Board of Directors for services to be performed, which vest in 24 equal monthly installments. The stock was valued at a share price of $6.49 on the date of issuance, which represents the most recent cash sales price of Nexcella’s common stock, for a total value of $1,166,798 related to services.

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $950,672 and $47,323, respectively, related to the total value, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $2,440,303 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 2.42 years. As of December 31, 2023, 144,628 shares of restricted common stock have vested with the remaining 385,156 restricted shares to vest over the vesting period of 2.42 years.

Stock Options

During the year ended December 31, 2023, the Board of Directors of Nexcella, granted 114,028 options to purchase shares of common stock to the non-employee members of the Board of Directors for services to be performed, with a term of 10 years and an exercise price of $6.49 per share, which options vest in 24 equal monthly installments.

During the year ended December 31, 2023, the Board of Directors of Nexcella granted 72,500 options to purchase shares of common stock to three consultants for services to be performed, with a term of 10 years and an exercise price of $6.49 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $261,284 related to stock options for the year ended December 31, 2023, which is included in general and administrative expenses. As of December 31, 2023, Nexcella had unrecognized stock-based compensation expense of $813,378, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.41 years.

The following table summarizes the stock option activity for the year ended December 31, 2023 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	-	$-
Granted	186,528	$6.49
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, December 31, 2023	186,528	$6.49

The following table discloses information regarding outstanding and exercisable options at December 31, 2023:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$6.49	186,528	$6.49	9.74	43,023	$6.49

	186,528	$6.49	9.74	43,023	$6.49

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

During the year ended December 31, 2023 and 2022, the Company recorded R&D expenses of $2,793,712 and $1,500,000, respectively, related to the license agreement.

Note 8 – Income Taxes

The Company is subject to taxation in the United States, California and Australia. At December 31, 2023, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $11,800,000, $11,800,000 and $3,100,000, respectively. The federal loss carryforwards generated after 2017 of approximately $11,200,000 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2034, unless previously utilized. State loss carryforwards also begin expiring in 2034, unless previously utilized, while the Company’s foreign loss carryforward does not expire. The Company also has federal and California research and development credit carryforwards totaling approximately $241,000 and $219,000, respectively, at December 31, 2023. The Federal credits begin to expire in 2034, unless previously utilized, while the State credits do not expire. The Company also has foreign withholding tax carryforwards totaling $100,000 at December 31, 2023. The foreign withholding tax carryforward credit begins to expire in 2028, unless previously utilized.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to the loss from operations for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Expected income tax benefit computed at the statutory rate	$(4,308,817)	$(1,736,301)
State income tax benefit, net of federal benefit, net of valuation allowance	-	-
Foreign rate differential	43,337	14,228
Foreign losses not benefited	404,260	119,362
Tax effect of:
Change in valuation allowance	3,849,451	1,692,278
Change in fair value of derivative liability	-	-
Other permanent items and tax credits	(298,179)	(180,713)
Other non-deductible expenses	336,363	91,196
Provision for income taxes	$26,415	$10,268

Net deferred tax assets are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Net operating losses	$4,081,830	$1,920,819
Foreign tax credits	99,741	73,326
Federal & state research credit carryforwards	461,098	216,418
Stock-based compensation	109,859	149,599
Amortization of capitalized research and development	2,879,433	1,018,128
Valuation allowance	(7,631,961)	(3,378,250)
Net deferred tax assets	$-	$-

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

For the years ended December 31, 2023 and 2022, domestic and foreign pre-tax losses were as follow:

	December 31, 2023	December 31, 2022

Loss before income taxes - Domestic	$13,952,065	$7,741,995
Loss before income taxes – Foreign	1,617,042	477,450
Loss before income taxes - Consolidated	$15,569,107	$8,219,445

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023 and 2022.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through December 31, 2023, no amounts have been paid or accrued under the MSA. As of December 31, 2023, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations shall survive the termination of the MSA.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman, and on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the Company issued Dr. Rachman options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Dr. Rachman to $475,000, effective January 1, 2024.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris, and on November 9, 2022, the Company entered into an amendment to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, retroactive as of January 1, 2022 and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. In addition, on July 14, 2022, the company issued Mr. Morris options to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.64 per share. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA pursuant to which the Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris to $475,000, effective January 1, 2024.

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

Note 10 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to December 31, 2023, the Company issued 15,486 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

Subsequent to December 31, 2023, the Company issued 70,000 shares of restricted common stock valued at $245,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

Common Stock Issuance – July ATM Facility

Subsequent to December 31, 2023, the Company sold a total of 68,302 shares of its common stock under the July ATM Facility for aggregate net proceeds of $425,728 after deducting commissions and SEC fees. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Common Stock Issuance – Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price is $2.71 per share of Common Stock and the Underwriter has agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,566,697, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Common Stock Issuances – Option exercises

Subsequent to December 31, 2023, the Company issued 834 shares of common stock upon the exercise of certain common stock options for cash proceeds of $1,660.

Lease

In January 2024, the Company entered into a long-term operating lease agreement for 14,000 square feet of biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease, the Company is required to pay monthly base rents ranging from $11,900 to $16,218, and pay its proportionate share of property taxes, insurance and normal maintenance costs. The lease agreement includes two options to extend the lease for a term of five years each.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we have implemented remediation steps in 2024, including addition of employees and consultants and continue to evaluate and implement procedures that will strengthen our internal controls. We believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 28, 2021)

4.3*	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023)

4.4	Form of Senior Indenture (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 3, 2023)

4.5	Form of Subordinated Indenture (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed with the SEC on January 3, 2023)

10.1+	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.2+	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.3#	IP License Agreement by and between the Company and Immix Biopharma Australia Pty Ltd dated January 23, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.4+	Employment Agreement by and between the Company and Ilya Rachman dated June 18, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.5+	Management Services Agreement by and between the Company and Alwaysraise LLC, dated March 18, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.6	Master Service Agreement by and between the Company and AxioMx, Inc. dated December 22, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.7#	Clinical Collaboration and Supply Agreement by and between the Company and BeiGene Switzerland GmbH dated August 20, 2021 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)

10.8+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.9+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.10#	Research and License Agreement entered into on December 8, 2022 by and between Nexcella, Inc. (formerly Immix Biopharma Cell Therapy, Inc.), Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022)

10.11	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.12*	Senior Unsecured Promissory Note issued by Nexcella, Inc. to Immix Biopharma, Inc. on December 21, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023.

10.13+	2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

14.1*	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022)

21.1*	Subsidiaries

23.1*	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.7	Immix Biopharma, Inc. Executive Clawback Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats such information as private or confidential and such omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2024.

/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilya Rachman	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 29, 2024
Ilya Rachman

/s/ Gabriel Morris	Chief Financial Officer and Director	March 29, 2024
Gabriel Morris	(Principal Financial and Accounting Officer)

/s/ Jason Hsu	Director	March 29, 2024
Jason Hsu

/s/ Magda Marquet	Director	March 29, 2024
Magda Marquet

/s/ Helen C. Adams	Director	March 29, 2024
Helen C. Adams

/s/ Carey Ng	Director	March 29, 2024
Carey Ng

/s/ Jane Buchan	Director	March 29, 2024
Jane Buchan

/s/ Yekaterina Chudnovsky	Director	March 29, 2024
Yekaterina Chudnovsky

