Form 10-Q
period 2024-03-31
Immix Biopharma, Inc.
filed 2024-05-09
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of common stock outstanding as of May 9, 2024 was 26,414,300.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,319,233	$17,509,791
Tax receivable	2,024,726	1,172,183
Prepaid expenses and other current assets	1,571,303	1,105,776

Total current assets	32,915,262	19,787,750

Other assets	20,418	-
Deferred offering cost	-	87,229
Right-of-use asset, net	1,051,078	-
Property and equipment, net	360,834	50,181

Total assets	$34,347,592	$19,925,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,622,501	$3,721,783
Operating lease liability - current	34,284	-

Total current liabilities	5,656,785	3,721,783

Operating lease liability – long term	1,058,944	-
Total liabilities	6,715,729	3,721,783

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,468,783 shares issued and 26,396,420 shares outstanding at March 31, 2024 and 19,994,719 shares issued and 19,922,356 shares outstanding at December 31, 2023	2,648	2,000
Additional paid-in capital	86,593,132	69,779,706
Accumulated other comprehensive income	89,614	134,666
Accumulated deficit	(58,670,286)	(53,411,295)
Treasury stock at cost, 72,363 shares as of March 31, 2024 and December 31, 2023	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	27,915,145	16,405,114
Non-controlling interests	(283,282)	(201,737)
Total stockholders’ equity	27,631,863	16,203,377

Total liabilities and stockholders’ equity	$34,347,592	$19,925,160

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating expenses:
General and administrative expenses	$2,341,464	$1,201,734
Research and development	3,248,669	1,319,020

Total operating expenses	5,590,133	2,520,754

Loss from operations	(5,590,133)	(2,520,754)

Other income (expense):
Interest income	267,908	27,892
Total other income (expense), net	267,908	27,892

Loss before provision for income taxes	(5,322,225)	(2,492,862)

Provision for income taxes	8,839	5,170

Net loss	(5,331,064)	(2,498,032)
Net loss attributable to non-controlling interests	72,073	18,368
Net loss attributable to Immix Biopharma, Inc. common stockholders	(5,258,991)	(2,479,664)

Other comprehensive income (loss):
Foreign currency translation	(45,052)	(4,474)
Total other comprehensive loss	(45,052)	(4,474)

Comprehensive loss	(5,304,043)	(2,484,138)
Less: comprehensive loss attributable to non-controlling interests	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(5,304,043)	$(2,484,138)

Loss per common share - basic and diluted	$(0.22)	$(0.18)

Weighted average shares outstanding - basic and diluted	23,438,143	13,897,184

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	$2,648	$86,593,132	$89,614	$(58,670,286)	(72,363)	$(99,963)	$(283,282)	$27,631,863

Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	$1,403	$52,251,823	$82,547	$(40,464,911)	(72,363)	$(99,963)	$(32,358)	$11,738,541

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2024,
	2024	2023
Operating Activities:
Net loss	$(5,331,064)	$(2,498,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	943,264	329,919
Depreciation	3,010	505
Amortization of right of use asset	20,840	-
Changes in operating assets and liabilities:
Tax receivable	(911,540)	(72,188)
Prepaid expenses and other current assets	(476,990)	(43,006)
Other assets	(20,418)	-
Accounts payable and accrued expenses	1,924,742	190,806
Operating lease liability	21,310	-

Net cash used in operating activities	(3,826,846)	(2,091,996)

Investing Activities:
Purchase of property and equipment	(301,913)	-

Net cash used in investing activities	(301,913)	-

Financing Activities:
Payments of deferred offering costs	-	(160,000)
Proceeds from sale of common stock, net of offering costs	15,946,078	103,916
Proceeds from exercise of stock options	2,489	-
Funds received for subsidiary private offering	-	175,000

Net cash provided by financing activities	15,948,567	118,916

Effect of foreign currency on cash	(10,366)	(562)

Net change in cash and cash equivalents	11,809,442	(1,973,642)
Cash and cash equivalents – beginning of period	17,509,791	13,436,714
Cash and cash equivalents – end of period	$29,319,233	$11,463,072

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$8,839	$5,170

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$1,071,918	$-
Purchase of property and equipment included in accounts payable and accrued expenses	$11,750	$-
Deferred offering costs charged against proceeds from sale of common stock	$87,229	$2,593
Nexcella shares issued for funds previously received	$-	$475,000
Accrual of deferred offering costs	$-	$11,000

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

The condensed consolidated financial statements and related disclosures as of March 31, 2024, and for the three months ended March 31, 2024 and 2023 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Segment Reporting - The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Liquidity and Going Concern – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. In December 2021, the Company received $18,648,934 in net proceeds from the initial public offering (“IPO”) of its common stock. In January 2022, the Company raised additional net proceeds of $2,913,750 from the exercise of the underwriter’s over-allotment option in connection with the Company’s IPO. On March 22, 2023, the Company entered into an ATM Sales Agreement (the “March Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, issued and sold through the Sales Agent, approximately $5 million of shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “March ATM Facility”) (see Note 7). As of June 15, 2023, the Company completed the equity raise pursuant to the March Sales Agreement and received net proceeds of $4,685,576 under the March ATM Facility. On July 14, 2023, the Company entered into an additional ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent, pursuant to which the Company, may, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July ATM Facility”) (see Note 7). Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement.

In August 2023, the Company sold (i) 3,241,076 shares of the Company’s common stock, par value $0.0001, and (ii) Pre-Funded warrants to purchase 1,913,661 shares of common stock (the “Pre-Funded Warrants”). The Company received gross proceeds of $10 million from the private placement and net proceeds of approximately $9.93 million, after deducting fees and expenses paid by the Company (the “August 2023 Private Placement”) (see Note 7).

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

In February 2024, the Company conducted an underwritten public offering of 5,535,055 shares of its common stock at the public offering price of $2.71 per share, for the net proceeds of $13,565,760, after underwriter discounts and offering expenses (the “Offering”). Pursuant to the underwriting agreement, the Company granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of the Company’s common stock, which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after underwriting discounts and offering expenses (see Note 7).

The Company has a history of, and expects to continue to report, negative cash flows from operations and a net loss. While the Company’s estimates of its operating expenses and working capital requirements could be incorrect and the Company may use its cash resources faster than it anticipates, management believes that its cash and cash equivalents on hand at March 31, 2024 will be sufficient to meet the Company’s working capital requirements through at least May 9, 2025.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$24,471,691	$-	$-

As of March 31, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,113,006	$-	$-

As of December 31, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $911,540 and $72,188 for the three months ended March 31, 2024 and 2023, respectively.

Deferred Offering Costs – The Company had capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July ATM Facility. Deferred offering costs were deferred and being amortized ratably upon sales under the July ATM Facility to additional paid-in capital as a reduction of the July ATM proceeds. As a result of the Company pausing the July ATM Facility all of the remaining deferred offering costs were immediately amortized to additional paid-in capital as a reduction to the proceeds received in the three months ended March 31, 2024. As of March 31, 2024, no remaining amounts of deferred offering costs were capitalized related to the July ATM Facility.

Stock-Based Compensation – Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options issued under the Company’s stock option plan and restricted common stock (see Note 7). The fair value of equity awards is recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant and recognizes forfeitures as they occur. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its majority-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $38,182 and $(274) for the three months ended March 31, 2024 and 2023, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2024 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (See Note 7). As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three months ended March 31, 2024 and 2023, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 2,908,810 and 2,168,742 shares of common stock, respectively.

Property and Equipment - Included in property and equipment is construction-in-progress which consists of manufacturing space improvements and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Operating equipment	3-10 years
Electronic equipment	3-5 years
Office equipment	3-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Leases - At the inception of a contract the Company determines if the arrangement is, or contains a lease. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of March 31, 2024 and December 31, 2023, the Company did not have any finance leases.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company has implemented this ASU effective January 1, 2024, and determined no retrospective changes were necessary.

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

Management Services Agreement

Effective as of December 8, 2022, the Company entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, the Company will render management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At the request of the Company, Nexcella will utilize clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by the Company, provided those services are offered at market prices. In consideration for the Services, Nexcella will pay the Company an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”), payable in advance in equal quarterly installments on the first business day of each calendar quarter in each year; provided, however, that such Annual Consulting Fee will be increased to $1.0 million for each calendar year in which Nexcella has Net Assets (as defined in the Nexcella MSA) in excess of $100 million at the beginning of the calendar year. Notwithstanding the foregoing, the first Annual Consulting Fee payment is not due until first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that is in excess of $10 million in gross proceeds, which hasn’t yet occurred. The first payment will include all amounts in arrears from the effective date of the Nexcella MSA through such payment as well as the amounts in advance for such first quarterly payment. Actual and direct out-of-pocket expenses reasonably incurred by the Company in performing the Services are required to be reimbursed to the Company by Nexcella. The Nexcella MSA continues for a period of five years from the effective date thereof and shall be automatically extended for additional five-year periods unless the Company and Nexcella provide written notice to not extend the term at least 90 days prior to the end of the term, unless the Nexcella MSA is terminated earlier by mutual agreement of the Company and Nexcella.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$486,009	$412,773
Prepaid insurance expense	187,985	263,927
Prepaid investor relations expense	722,061	384,494
Other current assets	175,248	44,582
Total prepaid expenses and other current assets	$1,571,303	$1,105,776

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts payable	$3,512,950	$1,433,022
Accrued research and development expenses	1,340,437	1,571,261
Accrued professional services	69,495	38,639
Accrued compensation and related expenses	577,025	577,854
Other accrued expenses	122,594	101,007
Total accounts payable and accrued expenses	$5,622,501	$3,721,783

Note 6 – Property and Equipment

Property and equipment at March 31, 2024 and December 31, 2023 consisted of:

	March 31, 2024	December 31, 2023
Operating equipment	$60,599	$60,599
Office equipment	3,896	3,896
	64,495	64,495
Less: Accumulated depreciation	(17,324)	(14,314)
	47,171	50,181
Construction in progress	313,663	-
	$360,834	$50,181

For the three months ended March 31, 2024 and 2023, depreciation expense amounted to $3,010 and $505, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress. balances will be classified to their respective property and equipment category.

The construction in progress of $313,663 as of March 31, 2024 represents the investment in building a biopharmaceutical processing facility inside the leased property.

Note 7 – Stockholders’ Equity

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

During the three months ended March 31, 2024, the Company sold a total of 68,302 shares of its common stock under the July ATM Facility for aggregate net proceeds of $338,495 after deducting commissions and SEC fees, and charging $87,229 of deferred offering costs against the proceeds. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Common Stock Issuance – Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price is $2.71 per share of Common Stock and the Underwriter has agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Other Common Stock Issuances

During the three months ended March 31, 2024, the Company issued 15,486 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended March 31, 2024, the Company issued 70,000 shares of restricted common stock valued at $245,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the three months ended March 31, 2024, the Company issued 1,251 shares of common stock upon the exercise of certain common stock options for cash proceeds of $2,489.

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company agreed to issue 122,300 shares of its common stock, valued at $247,500, in exchange for future services. As of December 31, 2023, the Company has issued 122,300 shares of the Company’s common stock pursuant to the marketing services agreements. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $232,624 related to the fair value of the shares of common stock. During the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $14,876 related to the amortization of the fair value of the 122,300 shares of common stock issued in 2023. As of March 31, 2024, the Company has $0 of unamortized stock-based compensation remaining to be amortized over the remaining service period.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. As of March 31, 2024, there were 1,040,777 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

The Company recognized stock-based compensation of $221,499 and $178,360 related to stock options for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense of $1,768,895, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.48 years.

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2024	2,512,561	$1.92
Granted	-	$-
Exercised	(1,251)	$1.99
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2024	2,511,310	$1.92

The following table discloses information regarding outstanding and exercisable options at March 31, 2024:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.80	256,500	$0.80	6.95	256,500	$0.80
$1.33	150,892	$1.33	1.42	150,892	$1.33
$1.80	36,670	$1.80	9.40	15,558	$1.80
$1.86	1,458,500	$1.86	8.23	674,575	$1.86
$1.99	17,498	$1.99	9.42	415	$1.99
$2.64	580,000	$2.64	8.29	288,334	$2.64
$5.83	11,250	$5.83	7.79	6,094	$5.83
	2,511,310	$1.92	7.73	1,392,368	$1.79

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2024, the aggregate intrinsic value for the options vested and outstanding was $1,804,730 and $2,923,958, respectively.

The total intrinsic value of stock options exercised during the three months ended March 31, 2024, was $3,069.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, March 31, 2024	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2024:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	6.98	156,000	$0.80
$6.25	241,500	$6.25	2.71	241,500	$6.25
	2,311,161	$4.11	0.75	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of March 31, 2024, the intrinsic value for the warrants vested and outstanding was $6,228,868.

Nexcella Equity Transactions

As of March 31, 2024, the Company’s controlling interest, on a voting interest basis, of Nexcella represents 96% of Nexcella’s total common stock equivalents outstanding.

The Nexcella 2022 Equity Incentive Plan (the “2022 Plan”) allows for Nexcella’s Board of Directors to grant various forms of incentive awards initially covering up to 375,000 shares of common stock. On May 29, 2023, Nexcella’s Board of Directors approved the Second Amended and Restated Nexcella 2022 Equity Incentive Plan, which submitted an increase to the number of shares of Nexcella common stock issuable under the plan from 375,000 shares to 607,640 shares. On August 11, 2023, Nexcella’s Board of Directors requested the Third Amended and Restated 2022 Equity Incentive Plan, which increased the number of shares of Nexcella common stock issuable under the plan from 607,640 to 800,000 shares. The Nexcella shareholders subsequently approved the increase in Nexcella common stock issuable under the plan to 800,000. As of March 31, 2024, there were 83,688 shares of common stock available for issuance under the Nexcella 2022 Plan.

Common stock

On March 13, 2024, pursuant to the terms of the Founders Agreement, Nexcella issued 238,220 shares of common stock to the Company as a PIK Dividend based on the total dilutive shares of Nexcella outstanding as of March 12, 2024.

Restricted Stock Awards

During the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $287,819 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $2,152,484 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 2.2 years. As of March 31, 2024, 188,976 shares of restricted common stock have vested with the remaining 340,808 restricted shares to vest over the vesting period of 2.2 years.

Stock Options

The Company recognized stock-based compensation of $106,570 related to stock options for the three months ended March 31, 2024, which is included in general and administrative expenses. As of March 31, 2024, Nexcella had unrecognized stock-based compensation expense of $706,808, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.24 years.

The following table summarizes the stock option activity for the three months ended March 31, 2024 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	186,528	$6.49
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2024	186,528	$6.49

The following table discloses information regarding outstanding and exercisable options at March 31, 2024 :

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$6.49	186,528	$6.49	9.49	61,808	$6.49

	186,528	$6.49	9.49	61,808	$6.49

Note 8 – Licenses Acquired

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

During the three months ended March 31, 2024 and 2023, the Company recorded R&D expenses of $695,313 and $630,963, respectively, related to the license agreement.

Note 9 – Leases

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three months ended March 31, 2024 were as follows:

March 31, 2024
Operating lease cost	$42,150
Short-term lease cost	18,416
Total lease cost	$60,566

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2024:

March 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,051,078
Right of use liability operating lease current portion	$34,284
Right of use liability operating lease long term	1,058,944
Total operating lease liabilities	$1,093,228

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 9.75 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at March 31, 2024:

Operating
Leases
2024 (remaining 9 months)	$83,300
2025	147,798
2026	152,971
2027	158,325
2028 and thereafter	1,073,349
Total future undiscounted lease payments	1,615,743
Less: Interest	(522,515)
Present value of lease liabilities	$1,093,228

Note 10 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2024.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively, and (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 9, 2024, the Company entered into an amendment to the Morris MSA pursuant to which the Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information.

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

Note 11 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to March 31, 2024, the Company issued 17,880 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Our Other Programs

Our other programs include NXC-201 for autoimmune diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights; NXC-201 for frail relapsed/refractory multiple myeloma, a $14 billion market size growing to $27 billion according to Wilcock, et al, Nature Reviews; IMX-110 for soft tissue sarcoma, a $3 billion market size according to Medgadget, and in combination with anti-PD-1 for colorectal cancer, a $27 billion market size according to IndustryARC.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of equity securities. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

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

Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price is $2.71 per share of Common Stock and the Underwriter has agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

General and Administrative Expense

General and administrative expense was $2,341,464 for the three months ended March 31, 2024, compared to $1,201,734 for the three months ended March 31, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended March 31, 2024, due to increased professional services of $343,658, increased investor relations services of $333,155, of which $317,785 was increase in non-cash from shares issued for services, and increased stock-based compensation of $295,561 from additional equity awards issued to the officers, directors and consultants.

Research and Development Expense

Research and development expense was $3,248,669 for the three months ended March 31, 2024, compared to $1,319,020 for the three months ended March 31, 2023.

The increased research and development expenses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $267,908 for the three months ended March 31, 2024, compared to $27,892 for the three months ended March 31, 2023. Interest income in the current period was related to interest received on investments in a money market fund increased as a result of the Company maintaining higher balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $8,839 compared to $5,170 for the three months ended March 31, 2023, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2024 was $5,331,064 compared to $2,498,032 for the three months ended March 31, 2023, which increase was due primarily to the increase in general and administrative expenses and research and development expenses.

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

As of March 31, 2024, we had $27.3 million of total working capital.

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

Cash used in operating activities

Net cash used in operating activities was $3,826,846 for the three months ended March 31, 2024 and $2,091,996 for the three months ended March 31, 2023. Net cash used for the three months ended March 31, 2024 was primarily related to our net loss of $5,331,064 offset by non-cash items of stock-based compensation expense of $943,264, depreciation expense of $3,010 and right of use asset amortization of $20,840. Operating activities also included an increase in accounts payable and accrued expenses of $1,924,742, an increase in the tax receivable of $911,540, and an increase in prepaid expenses of $476,990. Net cash used for the three months ended March 31, 2023, was primarily related to our net loss of $2,498,032 offset by non-cash items of stock-based compensation expense of $329,919 and depreciation expense of $505. Operating activities also included an increase in accounts payable of $190,806 an increase in the tax receivable of $72,188 and an increase in prepaid expenses of $43,006.

Cash used in investing activities

Net cash used in investing activities was $301,913 for the three months ended March 31, 2024 compared to $0 for the three months ended March 31, 2023.

Cash provided by financing activities

Net cash provided by financing activities was $15,948,567 for the three months ended March 31, 2024 and $118,916 for the three months ended March 31, 2023. Net cash provided by financing activities in 2024 was related to proceeds of $425,724 from the sale of common shares through an at-the-market offering and proceeds of $15,520,354 from the sale of common shares through a public offering. Net cash provided by financing activities in 2023 was related to was related to proceeds of $103,916 from the sale of common shares through an at-the-market offering and proceeds of $175,000 from the sale of common shares of our majority-owned subsidiary, Nexcella, offset by payments of deferred offering costs of $160,000.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of March 31, 2024, we have incurred an accumulated deficit of $58,670,286 and have not yet generated any revenue from operations. Management anticipates that our cash on hand and funds that may be raised pursuant to the Sales Agreement will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2 – Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2022 Form 10-K”), and “Critical Accounting Policies” in Part II, Item 7 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) as filed with the SEC on March 29, 2024 and below. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Our outstanding options and warrants may adversely affect the trading price of our securities.

As of March 31, 2024, we had (i) outstanding stock options to purchase an aggregate of 2,511,310 shares of common stock at a weighted average exercise price of $1.92 per share; (ii) outstanding Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (iii) outstanding warrants to purchase 397,500 shares of common stock with a weighted average exercise price of $4.11 per share (when not including the Pre-Funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) outstanding stock options to purchase an aggregate of 2,511,310 shares of common stock at a weighted average exercise price of $1.92 per share; (b) Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (c) 3,241,076 shares of common stock, the resale of which has been registered under the Securities Act. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock, including those discussed above, may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Company insider trading policy, Exchange Act Section 16 and/or Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, the Company issued 15,486 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended March 31, 2024, the Company issued 70,000 shares of restricted common stock valued at $245,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

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

IMMIX BIOPHARMA, INC.

Date: May 9, 2024	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

