Form 10-Q
period 2024-06-30
Immix Biopharma, Inc.
filed 2024-08-12
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of common stock outstanding as of August 12, 2024 was 27,450,479.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,975,098	$17,509,791
Tax receivable	1,980,276	1,172,183
Prepaid expenses and other current assets	1,375,461	1,105,776

Total current assets	27,330,835	19,787,750

Other assets	20,418	-
Deferred offering cost	-	87,229
Right-of-use asset, net	1,030,662	-
Property and equipment, net	454,029	50,181

Total assets	$28,835,944	$19,925,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,853,561	$3,721,783
Operating lease liability - current	48,359	-

Total current liabilities	3,901,920	3,721,783

Operating lease liability – long term	1,042,803	-
Total liabilities	4,944,723	3,721,783

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 27,501,560 shares issued and 27,429,197 shares outstanding at June 30, 2024 and 19,994,719 shares issued and 19,922,356 shares outstanding at December 31, 2023	2,752	2,000
Additional paid-in capital	86,934,682	69,779,706
Accumulated other comprehensive income	116,972	134,666
Accumulated deficit	(63,063,222)	(53,411,295)
Treasury stock at cost, 72,363 shares as of June 30, 2024 and December 31, 2023	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	23,891,221	16,405,114
Non-controlling interests	-	(201,737)
Total stockholders’ equity	23,891,221	16,203,377

Total liabilities and stockholders’ equity	$28,835,944	$19,925,160

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$2,478,357	$1,511,467	$4,819,821	$2,713,201
Research and development	2,224,139	2,209,244	5,472,808	3,528,264

Total operating expenses	4,702,496	3,720,711	10,292,629	6,241,465

Loss from operations	(4,702,496)	(3,720,711)	(10,292,629)	(6,241,465)

Other income (expense):
Interest income	306,915	128,848	574,823	156,740
Total other expense, net	306,915	128,848	574,823	156,740

Loss before provision for income taxes	(4,395,581)	(3,591,863)	(9,717,806)	(6,084,725)

Provision for income taxes	10,269	6,349	19,108	11,519

Net loss	(4,405,850)	(3,598,212)	(9,736,914)	(6,096,244)
Net loss attributable to non-controlling interests	12,914	21,996	84,987	40,364
Net loss attributable to Immix Biopharma, Inc. common stockholders	(4,392,936)	(3,576,216)	(9,651,927)	(6,055,880)

Other comprehensive income (loss):
Foreign currency translation	27,358	(1,665)	(17,694)	(6,139)
Total other comprehensive loss	27,358	(1,665)	(17,694)	(6,139)

Comprehensive loss	(4,365,578)	(3,577,881)	(9,669,621)	(6,062,019)
Less: comprehensive loss attributable to non-controlling interests	-	-	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(4,365,578)	$(3,577,881)	$(9,669,621)	$(6,062,019)

Loss per common share - basic and diluted	$(0.15)	$(0.24)	$(0.36)	$(0.42)

Weighted average shares outstanding - basic and diluted	28,785,223	15,038,989	27,068,513	14,468,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	2,648	86,593,132	89,614	$(58,670,286)	(72,363)	(99,963)	(283,282)	27,631,863

Shares issued for services	42,901	5	102,495	-	-	-	-	-	102,500

Stock-based compensation	-	-	535,350	-	-	-	-	-	535,350

Non-controlling interests in subsidiary	-	-	20,200	-	-	-	-	(20,200)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(4,392,936)	-	-	(12,914)	(4,405,850)

Foreign currency translation adjustment	-	-	-	27,358	-	-	-	-	27,358

Balance June 30, 2024	27,501,560	$2,752	$86,934,682	$116,972	$(63,063,222)	(72,363)	$(99,963)	$-	$23,891,221

Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	1,403	52,251,823	82,547	(40,464,911)	(72,363)	(99,963)	(32,358)	11,738,541

Shares issued under ATM facility for cash proceeds, net of offering costs	2,213,868	221	4,584,032	-	-	-	-	-	4,584,253

Stock-based compensation	99,128	10	447,646	-	-	-	-	-	447,656

Non-controlling interests in subsidiary	-	-	2,416	-	-	-	-	(2,416)	-

Net loss	-	-	-	-	(3,576,216)	-	-	(21,996)	(3,598,212)

Foreign currency translation adjustment	-	-	-	(1,665)	-	-	-	-	(1,665)

Balance June 30, 2023	16,334,181	$1,634	$57,285,917	$80,882	$(44,041,127)	(72,363)	$(99,963)	$(56,770)	$13,170,573

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(9,736,914)	$(6,096,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,581,114	777,575
Depreciation	6,889	1,011
Amortization of right of use asset	41,256	-
Changes in operating assets and liabilities:
Tax receivable	(815,290)	(47,239)
Prepaid expenses and other current assets	(278,480)	(1,370,736)
Other assets	(20,418)	-
Accounts payable and accrued expenses	119,782	1,128,291
Operating lease liability	19,244	-

Net cash used in operating activities	(9,082,817)	(5,607,342)

Investing Activities:
Purchase of property and equipment	(398,987)	-

Net cash used in investing activities	(398,987)	-

Financing Activities:
Payments of deferred offering costs	-	(175,817)
Proceeds from sale of common stock, net of offering costs	15,946,078	4,811,393
Proceeds from exercise of stock options	2,489	-
Funds received for subsidiary private offering	-	175,000

Net cash provided by financing activities	15,948,567	4,810,576

Effect of foreign currency on cash	(1,456)	13,575

Net change in cash and cash equivalents	6,465,307	(783,191)
Cash and cash equivalents – beginning of period	17,509,791	13,436,714
Cash and cash equivalents – end of period	$23,975,098	$12,653,523

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$19,108	$11,519

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$1,071,918	$-
Deferred offering costs charged against proceeds from sale of common stock	$87,229	$125,817
Shares issued in subsidiary absorption	$99	$-
Nexcella shares issued for funds previously received	$-	$475,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on developing cell therapies in AL Amyloidosis and autoimmune disease. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), its cell therapy division, which subsequently merged into the Company in May 2024, with the Company continuing as the surviving entity. To ensure continuity of operations, the Company re-established Nexcella in 2024 as a wholly-owned subsidiary.

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

The condensed consolidated financial statements and related disclosures as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Immix Biopharma, Inc. and the accounts of its 100% owned subsidiaries, IBAPL and Nexcella. All intercompany transactions and balances have been eliminated in consolidation. For previously consolidated entities where the Company owned less than 100% of the subsidiary, the Company recorded net loss attributable to non-controlling interests in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Liquidity and Going Concern – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain financing to continue operations. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financing. On July 14, 2023, the Company entered into an additional ATM Sales Agreement (the “July Sales Agreement”) with the Sales Agent, pursuant to which the Company, may, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July ATM Facility”) (see Note 7). Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement.

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

In February 2024, the Company conducted an underwritten public offering of 5,535,055 shares of its common stock at the public offering price of $2.71 per share, for net proceeds of $13,565,760, after underwriter discounts and offering expenses (the “Offering”). Pursuant to the underwriting agreement, the Company granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of the Company’s common stock, which was exercised in full on March 1, 2024, for net proceeds of $1,954,594, after underwriting discounts and offering expenses (see Note 7).

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company expects to begin receiving funds from the grant beginning in September of 2024.

The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. While the Company’s estimates of its operating expenses and working capital requirements could change significantly based on feedback from the FDA, test results, changes to the nature or timing of future studies or other research and development activities and the Company may use its cash resources faster than it anticipates, management believes that its cash and cash equivalents on hand at June 30, 2024 will be sufficient to meet the Company’s working capital requirements through at least August 12, 2025.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$22,400,473	$-	$-

As of June 30, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,113,006	$-	$-

As of December 31, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $231,247 and $149,349 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized reductions to R&D expense of $1,142,787 and $221,537 for the six months ended June 30, 2024 and 2023, respectively.

Deferred Offering Costs – The Company had capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July ATM Facility. Deferred offering costs were deferred and being amortized ratably upon sales under the July ATM Facility to additional paid-in capital as a reduction of the July ATM proceeds. As a result of the Company pausing the July ATM Facility, all of the remaining deferred offering costs were immediately amortized to additional paid-in capital as a reduction to the proceeds received in the six months ended June 30, 2024. As of June 30, 2024, no remaining amounts of deferred offering costs were capitalized related to the July ATM Facility.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its wholly-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $18,705 and $(1,449) for the three months ended June 30, 2024 and 2023, respectively, and $(19,477) and $(1,723) for the six months ended June 30, 2024 and 2023, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 30, 2024 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (See Note 7). As the shares underlying these Pre-Funded warrants can be issued for nominal consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and six months ended June 30, 2024 and 2023, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 4,397,488 and 2,168,742 shares of common stock, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of June 30, 2024 and December 31, 2023, the Company did not have any finance leases.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company has implemented this ASU effective January 1, 2024, and determined no retrospective changes were necessary.

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

Note 3 – Prior Agreements with Nexcella Subsidiary

Nexcella Absorption

On May 20, 2024, Nexcella, was merged (the “Merger”) with and into the Company, with the Company as the surviving corporation (the “Nexcella Absorption”). The Merger was effected pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”) when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share (the “Nexcella Shares”), and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted, into common stock of the Company (“Company Merger Shares”). In connection with the Merger, the Company issued 989,876 shares of its common stock to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella) (the “Merger Shares”). The shares were issued on a pro-rata basis and as such resulted in no change in fair value. In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. As such, as of May 20, 2024, the Founders Agreement and Management Services Agreement agreements listed below with Nexcella are no longer in effect.

Founders Agreement

Effective December 8, 2022, the Company entered into a Founders Agreement with Nexcella (the “Nexcella Founders Agreement”).

The Nexcella Founders Agreement provided that prior to a Qualified IPO (as defined in Nexcella’s Amended and Restated Certificate of Incorporation, as amended (the “Nexcella COI”)) or Qualified Change in Control (as defined in the Nexcella COI), the Company shall provide funds to Nexcella as requested by Nexcella, in good faith, to be evidenced by a senior unsecured promissory note. In exchange for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, on December 21, 2022, the Company loaned Nexcella approximately $2.1 million, evidenced by a senior unsecured promissory note, representing the up-front fee required to acquire Nexcella’s license agreement with Hadasit Medical Research Services & Development, Ltd. (“HADASIT”) and BIRAD Research and Development Company Ltd. (“BIRAD”), and for use as working capital for its research and development activities. The note, which had a maturity date of January 31, 2030, accrued interest at a rate of 7.875% per annum and was convertible into shares of common stock of Nexcella at a conversion price of $2.00 per share, subject to adjustment; provided, however, that such note shall automatically convert into shares of Nexcella common stock immediately prior to certain conversion triggers set forth in the note. Nexcella may not prepay the note without the Company’s prior written consent. The note and accrued interest were converted in full prior to the Nexcella Absorption The Nexcella Founders Agreement had a term of 15 years, which, upon expiration, would automatically renew for successive one-year periods unless terminated by the Company upon notice at least six months prior to the end of the term or upon the occurrence of a Change of Control (as defined in the Nexcella Founders Agreement). In connection with the Nexcella Founders Agreement, the Company was issued 250,000 shares of Nexcella’s Class A Preferred Stock, 1,000,000 shares of Nexcella’s Class A Common Stock, and 5,000,000 shares of Nexcella’s common stock. The Class A Preferred Stock was identical to the common stock other than as to conversion rights, the PIK Dividend right (as defined below) and voting rights.

Each share of Class A Preferred Stock was convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. As a holder of Nexcella’s Class A Preferred Stock, the Company received on each March 13 (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock was converted into Nexcella’s common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Nexcella common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend was equal to 2.5% of Nexcella’s fully-diluted outstanding capitalization on the date that was one business day prior to any PIK Dividend Payment Date. In addition, as a holder of Class A Preferred Stock, the Company was entitled to cast for each share of Class A Preferred Stock held as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella, the number of votes that was equal to 1.1 times a fraction, the numerator of which was the sum of (A) the shares of outstanding Nexcella common stock and (B) the whole shares of Nexcella common stock into which the shares of outstanding Nexcella Class A Common Stock and the Class A Preferred Stock were convertible and the denominator of which was the number of shares of outstanding Nexcella Class A Preferred Stock.

Each share of Class A Common Stock was convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. In addition, upon a Qualified IPO (as defined in the Nexcella COI) or Qualified Change in Control (as defined in the Nexcella COI), each share of Class A Common Stock would automatically convert into one fully paid and nonassessable share of Nexcella’s common stock; provided however, if at that time, the Class A Common Stock was not then convertible into a number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of: (a) in the case of a Qualified IPO, at least $5,000,000 based on the initial offering price in such initial public offering, or (b) in the case of a Qualified Change in Control, at least $5,000,000 in cash or at least $5,000,000 of equity based on the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control, the Class A Common Stock would automatically convert into such number of shares of Nexcella common stock (or such other capital stock or securities at the time issuable upon the conversion of the Class A Common Stock) that have a value of $5,000,000 based on the initial offering price in such initial public offering or the implied value of a share of Nexcella common stock resulting from the price paid upon the consummation of such Qualified Change of Control (or if such Qualified Change of Control results in the Class A Shares being exchanged solely for cash, then $5,000,000 in cash). The Company was entitled to cast such number of votes equal to the number of whole shares of Nexcella common stock into which the Company’s Class A Common Stock was convertible as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella.

In addition to the foregoing, the Company was entitled to one vote for each share of Nexcella common stock held by it. Except as provided by law or by the Nexcella COI, holders of Nexcella Class A Common Stock and Class A Preferred Stock shall vote together with the holders of Nexcella common stock, as a single class.

As additional consideration under the Nexcella Founders Agreement, Nexcella would also: (i) pay an equity fee in shares of common stock, payable within five business days of the closing of any equity or debt financing for Nexcella or any of its respective subsidiaries that occurs after the effective date of the Nexcella Founders Agreement and ending on the date when the Company no longer has majority voting control in Nexcella’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to 4.5% of Nexcella’s annual Net Sales (as defined in the Nexcella Founders Agreement), payable on an annual basis, within 90 days of the end of each calendar year. In the event of a Change of Control, Nexcella would pay a one-time change in control fee equal to five times the product of (A) Net Sales for the 12 months immediately preceding the Change of Control and (B) 4.5%.

Management Services Agreement

Effective as of December 8, 2022, the Company entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, the Company rendered management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At the request of the Company, Nexcella utilized clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by the Company, provided those services are offered at market prices. In consideration for the Services, Nexcella paid the Company an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”). Notwithstanding the foregoing, the first Annual Consulting Fee payment was not due until first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that was in excess of $10 million in gross proceeds, which did not occur. Actual and direct out-of-pocket expenses reasonably incurred by the Company in performing the Services were reimbursed to the Company by Nexcella.

The Nexcella MSA was terminated on May 20, 2024 in connection with the Nexcella Absorption. In addition, as a result of the Nexcella Absorption, the Class A Preferred Stock, Class A Common Stock, and the Founders Agreement ceased to exist.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$495,219	$412,773
Prepaid insurance expense	149,835	263,927
Prepaid investor relations expense	624,629	384,494
Other current assets	105,778	44,582
Total prepaid expenses and other current assets	$1,375,461	$1,105,776

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts payable	$2,346,649	$1,433,022
Accrued research and development expenses	1,170,049	1,571,261
Accrued professional services	98,425	38,639
Accrued compensation and related expenses	170,632	577,854
Other accrued expenses	67,806	101,007
Total accounts payable and accrued expenses	$3,853,561	$3,721,783

Note 6 – Property and Equipment

Property and equipment at June 30, 2024 and December 31, 2023 consisted of:

	June 30, 2024	December 31, 2023
Operating equipment	$112,729	$60,599
Office equipment	3,896	3,896
	116,625	64,495
Less: Accumulated depreciation	(21,203)	(14,314)
	95,422	50,181
Construction in progress	358,607	-
	$454,029	$50,181

For the six months ended June 30, 2024 and 2023, depreciation expense amounted to $6,889 and $1,011, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, balances will be classified to their respective property and equipment category.

The construction in progress of $358,607 as of June 30, 2024, represents the investment in building a biopharmaceutical processing facility inside the leased property. The Company expects to complete the processing facility by the end of 2024.

Note 7 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 per share.

July 2023 ATM Sales Agreement

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

During the six months ended June 30, 2024, the Company sold a total of 68,302 shares of its common stock under the July ATM Facility for aggregate net proceeds of $338,495 after deducting commissions and SEC fees, and charging $87,229 of deferred offering costs against the proceeds. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Common Stock Issuance – Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of Common Stock and the Underwriter agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024, for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Other Common Stock Issuances

During the six months ended June 30, 2024, the Company issued 43,366 shares of restricted common stock valued at $135,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the six months ended June 30, 2024, the Company issued 85,021 shares of restricted common stock valued at $280,000 for investor relations services based on the closing price pursuant to the extensions of marketing services agreements.

During the six months ended June 30, 2024, the Company issued 1,251 shares of common stock upon the exercise of certain common stock options for cash proceeds of $2,489.

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company agreed to issue 122,300 shares of its common stock, valued at $247,500, in exchange for future services. As of December 31, 2023, the Company has issued 122,300 shares of the Company’s common stock pursuant to the marketing services agreements. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $232,624 related to the fair value of the shares of common stock. During the six months ended June 30, 2024, the Company recorded stock-based compensation expense of $14,876 related to the amortization of the fair value of the 122,300 shares of common stock issued in 2023. As of June 30, 2024, the Company has $0 of unamortized stock-based compensation remaining to be amortized over the remaining service period.

Restricted Stock Awards

Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value.

During the six months ended June 30, 2024, the Company recorded stock-based compensation expense of $85,455 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $591,871 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 0.86 years. As of June 30, 2024, 23,472 shares of restricted common stock have vested with the remaining 252,287 restricted shares to vest over the vesting period of 0.86 years.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan (the “2nd Amended 2021 Plan”) to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2nd Amended 2021 Plan. As of June 30, 2024, there were 2,276,757 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. The options were issued on a pro-rata basis and resulted in no change in fair value.

During the six months ended June 30, 2024, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 198,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $2.04 per share and vest over periods of 12 to 48 equal monthly installments.

During the six months ended June 30, 2024, the Board of Directors approved the issuance of options to purchase 32,500 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $2.11 - $2.17 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $293,802 and $157,202 related to stock options for the three months ended June 30, 2024 and 2023 and $515,301 and $335,562 related to stock options for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses.

As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $3,584,358, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.75 years.

The following table summarizes the stock option activity for the three months ended June 30, 2024:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2024	2,512,561	$1.92
Granted	1,506,176	$2.21
Exercised	(1,251)	$1.95
Forfeited	(17,498)	$1.95
Expired	-	$-
Outstanding and expected to vest, June 30, 2024	3,999,988	$2.03

The following table discloses information regarding outstanding and exercisable options at June 30, 2024:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	6.70	256,500	$0.80
$1.01-1.50	150,892	$1.33	1.17	150,892	$1.33
$1.51-2.00	1,495,170	$1.86	8.01	806,708	$1.86
$2.01-3.00	2,086,176	$2.33	9.38	566,090	$2.57
$3.01-6.00	11,250	$5.83	7.54	6,797	$5.83
	3,999,988	$2.03	8.38	1,786,987	$1.90

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2024, the aggregate intrinsic value for the options vested and outstanding was $499,991 and $584,485, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2024, was $3,069.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, June 30, 2024	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2024:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	6.73	156,000	$0.80
$6.25	241,500	$6.25	2.46	241,500	$6.25
	2,311,161	$0.71	0.71	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of June 30, 2024, the intrinsic value for the warrants vested and outstanding was $3,972,937.

Nexcella Equity Transactions

The Nexcella 2022 Equity Incentive Plan (the “2022 Plan”) allows for Nexcella’s Board of Directors to grant various forms of incentive awards initially covering up to 375,000 shares of common stock. On May 29, 2023, Nexcella’s Board of Directors approved the Second Amended and Restated Nexcella 2022 Equity Incentive Plan, which submitted an increase to the number of shares of Nexcella common stock issuable under the plan from 375,000 shares to 607,640 shares. On August 11, 2023, Nexcella’s Board of Directors requested the Third Amended and Restated 2022 Equity Incentive Plan, which increased the number of shares of Nexcella common stock issuable under the plan from 607,640 to 800,000 shares. The Nexcella shareholders subsequently approved the increase in Nexcella common stock issuable under the plan to 800,000. On May 17, 2024, upon absorption into the Company, the 2022 Plan ceased to exist.

Common stock

On March 13, 2024, pursuant to the terms of the Founders Agreement, Nexcella issued 238,220 shares of common stock to the Company as a PIK Dividend based on the total dilutive shares of Nexcella outstanding as of March 12, 2024.

Restricted Stock Awards

During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $114,344 and $402,163, respectively, related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

Stock Options

The Company recognized stock-based compensation of $41,749 and $148,319 related to stock options for the three and six months ended June 30, 2024, respectively, which is included in general and administrative expenses. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, options to purchase up to 595,676 shares of Company common stock under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. The options were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

The following table summarizes the stock option activity for the six months ended June 30, 2024 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	186,528	$6.49
Granted	-	$-
Exercised	-	$-
Forfeited	(186,528)	$6.49
Expired	-	$-
Outstanding and expected to vest, June 30, 2024	-	$-

Note 8 – Licenses Acquired

On December 8, 2022, Nexcella entered into a Research and License agreement with HADASIT and BIRAD (collectively, the “Licensors”) to acquire intellectual property rights pertaining to CAR-T (the “H&B License”). Pursuant to the H&B License, Nexcella paid the Licensors an upfront license fee of $1.5 million in December 2022 (included in research and development expenses on the consolidated statements of operations and comprehensive loss). Additional quarterly payments totaling approximately $13 million related to the Company’s ongoing support of the CAR-T clinical trials currently ongoing at HADASIT, are due through September 2026, along with an annual license fee of $50,000. Future royalty payments of 5% are due on net sales of licensed products, combined with sales milestone payments in the aggregate amount of up to $20 million when annual net sales reach certain thresholds for each licensed product. The royalties for each licensed product on a country-to-country basis are to be paid through the latter of (a) the expiration of the last-to-expire valid claim under a licensed patent (if any) in such country; (b) the date of expiration of any other Exclusivity Right (as defined in the H&B License) or data protection period granted by a regulatory or other governmental authority with respect to a licensed product that provides exclusivity in the relevant country; or (c) the end of a period of 15 years from the date of the First Commercial Sale (as defined in the H&B License) of the applicable Licensed Product (as defined in the H&B License) in such country. The H&B License remains with the Company after the Nexcella Absorption.

During the six months ended June 30, 2024 and 2023, the Company recorded R&D expenses of $1,482,763 and $1,270,851, respectively, related to the license agreement.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease cost	$42,150	$84,300
Short-term lease cost	13,408	31,824
Total lease cost	$55,558	$116,124

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2024:

June 30, 2024
Operating Leases
Operating lease right-of-use assets	$1,030,662
Right of use liability operating lease current portion	$48,359
Right of use liability operating lease long term	1,042,803
Total operating lease liabilities	$1,091,162

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 9.50 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at June 30, 2024:

Operating
Leases
2024 (remaining 6 months)	$71,400
2025	147,798
2026	152,971
2027	158,325
2028 and thereafter	1,073,349
Total future undiscounted lease payments	1,603,843
Less: Interest	(512,681)
Present value of lease liabilities	$1,091,162

Note 10 – Commitments and Contingencies

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future, but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations.

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively and on November 9, 2023 (ii) entitling Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on board of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, effective for a three-year term, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Morris MSA dated as of March 24, 2021 pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively, and on November 9, 2023 (ii) entitling Mr. Morris to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 9, 2024, the Company entered into an amendment to the Morris MSA pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

On June 24, 2021, the Company issued an offer letter to Graham Ross Oncology Consulting Services Ltd., a United Kingdom company, of which Graham Ross, the Company’s Acting Chief Medical Officer and Head of Clinical Development is the sole member, regarding Dr. Ross’s provision of consultative services to the Company (the “Offer Letter”). Pursuant to the Offer Letter (signed by Dr. Ross on June 24, 2021), Dr. Ross is entitled to an hourly rate for his consulting services and an option grant. On June 24, 2021, the Company also signed a mutual confidentiality and non-disclosure agreement with Graham Ross Oncology Consulting Services Ltd.

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

Note 11 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to June 30, 2024, the Company issued 21,282 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company expects to begin receiving funds from the grant beginning in September of 2024.

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

Our strategy is to:

●	Develop our lead candidate CAR-T NXC-201 in AL Amyloidosis and other autoimmune diseases; and

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today.

Our N-GENIUS platform has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T for AL Amyloidosis and autoimmune disease, complemented by emerging programs.

Figure 1: ImmixBio Pipeline

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

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal 2021, estimated to reach 29,712 patients in 2023. Untreated patients with AL amyloidosis and cardiac involvement have a median survival of less than 1 year, according to Quock, et al. Journal of Comparative Effective Research, 2023. The current market size for amyloidosis therapies is estimated at $3.6 billion, expected to reach $6 billion in 2027, according to Grand View Research.

As of June 2024, we have treated 76 patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313), of which 63 were relapsed/refractory multiple myeloma patients, and 13 were relapsed/refractory AL Amyloidosis patients.

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

In November 2023, the FDA cleared an IND application for NXC-201 to enroll U.S. patients into NXC-201 clinical trials.

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

Our Other Programs

Our other programs include NXC-201 for autoimmune diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights and other preclinical candidates.

While our focus is NXC-201 in AL Amyloidosis and autoimmune disease, we continue to collect and organize IMX-110 data in monotherapy for soft tissue sarcoma, a $3 billion market size according to Medgadget, and in combination with anti-PD-1 for colorectal cancer, a $27 billion market size according to IndustryARC, to evaluate next steps.

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

Absorption of Nexcella Subsidiary

On May 20, 2024, Nexcella, was merged (the “Merger”) with and into the Company, with the Company as the surviving corporation. The Merger was effected pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”) when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of the outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share (the “Nexcella Shares”), and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted, into common stock of the Company (“Company Merger Shares”). In connection with the Merger, the Company issued 989,876 shares of its common stock to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella) (the “Merger Shares”). In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan.

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, our subsidiary Nexcella entered into a Research and License Agreement (the “Agreement”) with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”) to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Nexcella has agreed to pay royalties to the Licensors equal to 5% of Net Sales (as defined in the Agreement) during the Royalty Period. “Royalty Period” means for each Licensed Product, on a country-to-country basis, the period commencing on December 8, 2022, and ending on the later of (a) the expiration of the last to expire Valid Claim (as defined in the Agreement) under a Licensed Patent (as defined in the Agreement), if any, in such country, (b) the date of expiration of any other Exclusivity Right (as defined in the Agreement) or data protection period granted by a regulatory or other governmental authority with respect to a Licensed Product, or (c) 15 years from the date of First Commercial Sale (as defined in the Agreement) of a Licensed Product in such country.

In addition, Nexcella is required to pay sales milestone payments of up to $20 million for Net Sales exceeding $700 million and Nexcella has committed to funding NXC-201 clinical trials in Israel over four years for an estimated total cost of approximately $13 million, spread out on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

The license remains with the Company after the Nexcella Absorption.

July 2023 ATM Offering

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

Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of Common Stock and the Underwriter agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

General and Administrative Expense

General and administrative expenses were $2,478,357 for the three months ended June 30, 2024, compared to $1,511,467 for the three months ended June 30, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended June 30, 2024, due to increased professional services of $31,667, increased investor relations services of $322,692 both due to service scope expansion and price increases, increased compensation expense of $189,291 due to hiring of additional employees, and increased stock-based compensation of $236,176 from additional equity awards issued.

Research and Development Expense

Research and development expense was $2,224,139 for the three months ended June 30, 2024, compared to $2,209,244 for the three months ended June 30, 2023.

The increased research and development expenses during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial, as well as costs related to opening U.S. clinical sites.

Interest Income

Interest income was $306,915 for the three months ended June 30, 2024, compared to $128,848 for the three months ended June 30, 2023. Interest income in the current period was related to interest received on investments in a money market fund and increased from the prior period as a result of the Company maintaining higher balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2024 was $10,269 compared to $6,349 for the three months ended June 30, 2023, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended June 30, 2024 was $4,405,850, compared to $3,598,212 for the three months ended June 30, 2023, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, as discussed in greater detail above.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

General and Administrative Expense

General and administrative expenses were $4,819,821 for the six months ended June 30, 2024, compared to $2,713,201 for the six months ended June 30, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the six months ended June 30, 2024, due to increased professional services of $375,325, increased investor relations services of $655,847, both due to service scope expansion and price increases, of which $271,801 was an increase in non-cash from shares issued for services, increased compensation of $192,442 due to hiring additional employees and increased stock-based compensation of $531,737 from additional equity awards issued.

Research and Development Expense

Research and development expense was $5,472,808 for the six months ended June 30, 2024, compared to $3,528,264 for the six months ended June 30, 2023.

The increased research and development expenses during the six months ended June 30, 2024, as compared to the three months ended June 30, 2023, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, contract research organization (“CRO”) and related costs for maintaining and treating patients in the clinical trial.

Interest Income

Interest income was $574,823 for the six months ended June 30, 2024, compared to $156,740 for the six months ended June 30, 2023. Interest income in the current period was related to interest received on investments in a money market fund which increased as a result of the Company maintaining higher balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2024 was $19,108 compared to $11,519 for the six months ended June 30, 2023, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the six months ended June 30, 2024 was $9,736,914 compared to $6,096,244 for the six months ended June 30, 2023, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, each as discussed in greater detail above.

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

As of June 30, 2024, we had $23.4 million of total working capital.

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company expects to begin receiving funds from the grant beginning in September of 2024.

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

Cash used in operating activities

Net cash used in operating activities was $9,082,817 for the six months ended June 30, 2024 and $5,607,342 for the six months ended June 30, 2023. Net cash used for the six months ended June 30, 2024 was primarily related to our net loss of $9,736,914, offset by non-cash items of stock-based compensation expense of $1,581,114, depreciation expense of $6,889 and right of use asset amortization of $41,256. Operating activities also included an increase in accounts payable and accrued expenses of $119,782, an increase in the tax receivable of $815,290, and an increase in prepaid expenses of $278,480. Net cash used for the six months ended June 30, 2023, was primarily related to our net loss of $6,096,244 offset by non-cash items of stock-based compensation expense of $777,575 and depreciation expense of $1,011. Operating activities also included an increase in accounts payable of $1,128,291, an increase in the tax receivable of $47,239 and an increase in prepaid expenses of $1,370,736.

Cash used in investing activities

Net cash used in investing activities was $398,987 for the six months ended June 30, 2024, consisting solely of purchase of property and equipment, compared to $0 for the six months ended June 30, 2023.

Cash provided by financing activities

Net cash provided by financing activities was $15,948,567 for the six months ended June 30, 2024 and $4,810,576 for the six months ended June 30, 2023. Net cash provided by financing activities in 2024 was related to proceeds of $425,724 from the sale of common shares through an at-the-market offering and proceeds of $15,520,354 from the sale of common shares through a public offering. Net cash provided by financing activities in 2023 was related to proceeds of $4,811,393 from the sale of common shares through an at-the-market offering and proceeds of $175,000 from the sale of common shares of our majority-owned subsidiary, Nexcella, offset by payments of deferred offering costs of $175,817.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of June 30, 2024, we have incurred an accumulated deficit of $63,063,222 and have not yet generated any revenue from operations. Management anticipates that our cash on hand and funds that may be raised pursuant to the Sales Agreement will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

As of June 30, 2024, we had (i) outstanding stock options to purchase an aggregate of 3,999,988 shares of common stock at a weighted average exercise price of $2.03 per share; (ii) outstanding Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (iii) outstanding warrants to purchase 397,500 shares of common stock with a weighted average exercise price of $4.11 per share (when not including the Pre-Funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) outstanding stock options to purchase an aggregate of 3,999,988 shares of common stock at a weighted average exercise price of $2.03 per share; (b) Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (c) 3,241,076 shares of common stock, the resale of which has been registered under the Securities Act. We have also filed certain Form S-8 Registration Statements pursuant to which we can issue unregistered stock in connection with awards under our equity plans. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock, including those discussed above, may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Company insider trading policy, Exchange Act Section 16 and/or Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

We may not receive the $8 million which we recently learned was granted to us by the California Institute for Regenerative Medicine.

On July 25, 2024, the Company learned that it was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The Company has not yet received any funds in connection with such award and may not receive funds on a timely basis, or at all, and such award may come with conditions. The Company is required to complete certain requirements and agree to certain terms and conditions in connection with such grant, which have not been completed or agreed to as of the date of this Report. In the event the award was not received on a timely basis, or at all, or subject to conditions, the Company could be forced to seek out alternative funding which may not be on as favorable terms as such currently expected grant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, the Company issued 27,880 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended June 30, 2024, the Company issued 15,021 shares of restricted common stock valued at $35,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on May 6, 2024.

Subsequent to June 30, 2024, the Company issued 21,282 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024 and incorporated herein by reference)

10.1+	Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024 and incorporated herein by reference)

16.1	Letter from KMJ Corbin & Company LLP dated July 19, 2024 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: August 12, 2024	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

