Form 10-Q
period 2024-09-30
Immix Biopharma, Inc.
filed 2024-11-12
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of common stock outstanding as of November 12, 2024 was 27,507,637.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,690,431	$17,509,791
Tax receivable	1,975,437	1,172,183
Prepaid expenses and other current assets	1,089,637	1,105,776

Total current assets	22,755,505	19,787,750

Other assets	20,418	-
Deferred offering cost	-	87,229
Right-of-use asset, net	1,010,205	-
Property and equipment, net	1,355,424	50,181

Total assets	$25,141,552	$19,925,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,501,786	$3,721,783
Operating lease liability - current	62,715	-

Total current liabilities	6,564,501	3,721,783

Operating lease liability – long term	1,026,340	-
Total liabilities	7,590,841	3,721,783

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 27,552,938 shares issued and 27,480,575 shares outstanding at September 30, 2024 and 19,994,719 shares issued and 19,922,356 shares outstanding at December 31, 2023	2,757	2,000
Additional paid-in capital	87,668,483	69,779,706
Accumulated other comprehensive income	192,051	134,666
Accumulated deficit	(70,212,617)	(53,411,295)
Treasury stock at cost, 72,363 shares as of September 30, 2024 and December 31, 2023	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	17,550,711	16,405,114
Non-controlling interests	-	(201,737)
Total stockholders’ equity	17,550,711	16,203,377

Total liabilities and stockholders’ equity	$25,141,552	$19,925,160

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$2,949,403	$2,417,776	$7,769,224	$5,130,977
Research and development	4,445,528	2,106,020	9,918,336	5,634,284

Total operating expenses	7,394,931	4,523,796	17,687,560	10,765,261

Loss from operations	(7,394,931)	(4,523,796)	(17,687,560)	(10,765,261)

Other income (expense):
Interest income	256,680	186,691	831,503	343,431
Total other expense, net	256,680	186,691	831,503	343,431

Loss before provision for income taxes	(7,138,251)	(4,337,105)	(16,856,057)	(10,421,830)

Provision for income taxes	11,144	6,807	30,252	18,326

Net loss	(7,149,395)	(4,343,912)	(16,886,309)	(10,440,156)
Net loss attributable to non-controlling interests	-	63,248	84,987	103,612
Net loss attributable to Immix Biopharma, Inc. common stockholders	(7,149,395)	(4,280,664)	(16,801,322)	(10,336,544)

Other comprehensive income (loss):
Foreign currency translation	75,079	(34,147)	57,385	(40,286)
Total other comprehensive loss	75,079	(34,147)	57,385	(40,286)

Comprehensive loss	(7,074,316)	(4,314,811)	(16,743,937)	(10,376,830)
Less: comprehensive loss attributable to non-controlling interests	-	-	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(7,074,316)	$(4,314,811)	$(16,743,937)	$(10,376,830)

Loss per common share - basic and diluted	$(0.24)	$(0.23)	$(0.60)	$(0.65)

Weighted average shares outstanding - basic and diluted	29,424,444	18,578,414	27,859,556	15,861,100

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	2,648	86,593,132	89,614	$(58,670,286)	(72,363)	(99,963)	(283,282)	27,631,863

Shares issued for services	42,901	5	102,495	-	-	-	-	-	102,500

Stock-based compensation	-	-	535,350	-	-	-	-	-	535,350

Non-controlling interests in subsidiary	-	-	20,200	-	-	-	-	(20,200)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(4,392,936)	-	-	(12,914)	(4,405,850)

Foreign currency translation adjustment	-	-	-	27,358	-	-	-	-	27,358

Balance June 30, 2024	27,501,560	2,752	86,934,682	116,972	(63,063,222)	(72,363)	(99,963)	-	23,891,221

Shares issued for services	51,378	5	104,995	-	-	-	-	-	105,000

Stock-based compensation	-	-	628,806	-	-	-	-	-	628,806

Net loss	-	-	-	-	(7,149,395)	-	-	-	(7,149,395)

Foreign currency translation adjustment	-	-	-	75,079	-	-	-	-	75,079

Balance September 30, 2024	27,552,938	$2,757	$87,668,483	$192,051	$(70,212,617)	(72,363)	$(99,963)	$-	$17,550,711

Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facility for cash proceeds, net of offering costs	50,000	5	101,318	-	-	-	-	-	101,323

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Stock-based compensation	6,700	1	329,918	-	-	-	-	-	329,919

Non-controlling interests in subsidiary	-	-	13,990	-	-	-	-	(13,990)	-

Net loss	-	-	-	-	(2,479,664)	-	-	(18,368)	(2,498,032)

Foreign currency translation adjustment	-	-	-	(4,474)	-	-	-	-	(4,474)

Balance March 31, 2023	14,021,185	1,403	52,251,823	82,547	(40,464,911)	(72,363)	(99,963)	(32,358)	11,738,541

Shares issued under ATM facility for cash proceeds, net of offering costs	2,213,868	221	4,584,032	-	-	-	-	-	4,584,253

Stock-based compensation	99,128	10	447,646	-	-	-	-	-	447,656

Non-controlling interests in subsidiary	-	-	2,416	-	-	-	-	(2,416)	-

Net loss	-	-	-	-	(3,576,216)	-	-	(21,996)	(3,598,212)

Foreign currency translation adjustment	-	-	-	(1,665)	-	-	-	-	(1,665)

Balance June 30, 2023	16,334,181	1,634	57,285,917	80,882	(44,041,127)	(72,363)	(99,963)	(56,770)	13,170,573

Shares issued under ATM facility for cash proceeds, net of offering costs	105,834	10	185,272	-	-	-	-	-	185,282

Shares and warrants issued under private placement for cash proceeds, net of offering costs	3,241,076	324	9,933,829	-	-	-	-	-	9,934,153

Stock-based compensation	-	-	737,325	-	-	-	-	-	737,325

Non-controlling interests in subsidiary	-	-	4,649	-	-	-	-	(4,649)	-

Net loss	-	-	-	-	(4,280,664)	-	-	(63,248)	(4,343,912)

Foreign currency translation adjustment	-	-	-	(34,147)	-	-	-	-	(34,147)

Balance September 30, 2023	19,681,091	$1,968	$68,146,992	$46,735	$(48,321,791)	(72,363)	$(99,963)	$(124,667)	$19,649,274

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss	$(16,886,309)	$(10,440,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,314,920	1,514,900
Depreciation	12,338	2,392
Amortization of right of use asset	61,713	-
Changes in operating assets and liabilities:
Tax receivable	(746,748)	(427,476)
Prepaid expenses and other current assets	7,932	(923,909)
Other assets	(20,418)	-
Accounts payable and accrued expenses	2,120,531	1,580,248
Operating lease liability	17,137	-

Net cash used in operating activities	(13,118,904)	(8,694,001)

Investing Activities:
Purchase of property and equipment	(670,529)	(38,912)

Net cash used in investing activities	(670,529)	(38,912)

Financing Activities:
Payments of deferred offering costs	-	(234,617)
Proceeds from sale of common stock, net of offering costs	15,946,078	14,936,437
Proceeds from exercise of stock options	2,489	-
Funds received for subsidiary private offering	-	175,000

Net cash provided by financing activities	15,948,567	14,876,820

Effect of foreign currency on cash	21,506	1,804

Net change in cash and cash equivalents	2,180,640	6,145,711
Cash and cash equivalents – beginning of period	17,509,791	13,436,714
Cash and cash equivalents – end of period	$19,690,431	$19,582,425

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$30,252	$18,326

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$1,071,918	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	647,052	-
Deferred offering costs charged against proceeds from sale of common stock	$87,229	$131,426
Shares issued in subsidiary absorption	$99	$-
Nexcella shares issued for funds previously received	$-	$475,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on developing cell therapies in AL Amyloidosis and select immune-mediated diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), its cell therapy division, which subsequently merged into the Company in May 2024, with the Company continuing as the surviving entity. To ensure continuity of operations, the Company re-established Nexcella in 2024 as a wholly-owned subsidiary

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31.

The condensed consolidated financial statements and related disclosures as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023 and 2022 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Immix Biopharma, Inc. and the accounts of its 100% owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For previously consolidated entities where the Company owned less than 100% of the subsidiary, the Company recorded net loss attributable to non-controlling interests in its condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Liquidity and Going Concern – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financing. On July 14, 2023, the Company entered into an additional ATM Sales Agreement (the “July Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, could, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July ATM Facility”) (see Note 7). Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement.

From July 14, 2023 through February 5, 2024, the Company has sold 328,136 common shares pursuant to the July ATM Facility for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and the Sales Agent. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July Sales Agreement remains in full force and effect.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and expects to begin receiving funds from the grant beginning in November of 2024.

The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash, cash equivalents and restricted cash as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$18,650,711	$-	$-

As of September 30, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,113,006	$-	$-

As of December 31, 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized additional R&D expense of $66,594 and reductions to R&D expense of $378,390 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized reductions to R&D expense of $1,076,193 and $599,926 for the nine months ended September 30, 2024 and 2023, respectively.

Deferred Offering Costs – The Company had capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July ATM Facility. Deferred offering costs were deferred and being amortized ratably upon sales under the July ATM Facility to additional paid-in capital as a reduction of the July ATM proceeds. As a result of the Company pausing the July ATM Facility, all of the remaining deferred offering costs were immediately amortized to additional paid-in capital as a reduction to the proceeds received in the nine months ended September 30, 2024. As of September 30, 2024, no remaining amounts of deferred offering costs were capitalized related to the July ATM Facility.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company, and its wholly-owned subsidiary Nexcella, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and were $(2,849) and $8,095 for the three months ended September 30, 2024 and 2023, respectively, and $(22,326) and $6,372 for the nine months ended September 30, 2024 and 2023, respectively.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2024 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (See Note 7). As the shares underlying these Pre-Funded warrants can be issued for nominal consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and nine months ended September 30, 2024 and 2023, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 4,408,488 and 2,911,412 shares of common stock, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of September 30, 2024 and December 31, 2023, the Company did not have any finance leases.

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

Note 3 – Prior Agreements with Nexcella Subsidiary

Nexcella Absorption

On May 20, 2024, Nexcella, was merged (the “Merger”) with and into the Company, with the Company as the surviving corporation (the “Nexcella Absorption”). The Merger was effected pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”) when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share (the “Nexcella Shares”), and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted into common stock of the Company (“Company Merger Shares”). In connection with the Merger, the Company issued 989,876 shares of its common stock to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella) (the “Merger Shares”). The shares were issued on a pro-rata basis and as such resulted in no change in fair value. In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. As such, as of May 20, 2024, the Founders Agreement and Management Services Agreement agreements listed below with Nexcella are no longer in effect.

Founders Agreement

Effective December 8, 2022, the Company entered into a Founders Agreement with Nexcella (the “Nexcella Founders Agreement”).

The Nexcella Founders Agreement provided that prior to a Qualified IPO (as defined in Nexcella’s Amended and Restated Certificate of Incorporation, as amended (the “Nexcella COI”)) or Qualified Change in Control (as defined in the Nexcella COI), the Company shall provide funds to Nexcella as requested by Nexcella, in good faith, to be evidenced by a senior unsecured promissory note. In exchange for the time and capital expended in the formation of Nexcella and the identification of specific assets, the acquisition of which benefit Nexcella, on December 21, 2022, the Company loaned Nexcella approximately $2.1 million, evidenced by a senior unsecured promissory note, representing the up-front fee required to acquire Nexcella’s license agreement with Hadasit Medical Research Services & Development, Ltd. (“HADASIT”) and BIRAD Research and Development Company Ltd. (“BIRAD”), and for use as working capital for its research and development activities. The note, which had a maturity date of January 31, 2030, accrued interest at a rate of 7.875% per annum and was convertible into shares of common stock of Nexcella at a conversion price of $2.00 per share, subject to adjustment; provided, however, that such note shall automatically convert into shares of Nexcella common stock immediately prior to certain conversion triggers set forth in the note. Nexcella may not prepay the note without the Company’s prior written consent. The note and accrued interest were converted in full prior to the Nexcella Absorption. The Nexcella Founders Agreement had a term of 15 years, which, upon expiration, would automatically renew for successive one-year periods unless terminated by the Company upon notice at least six months prior to the end of the term or upon the occurrence of a Change of Control (as defined in the Nexcella Founders Agreement). In connection with the Nexcella Founders Agreement, the Company was issued 250,000 shares of Nexcella’s Class A Preferred Stock, 1,000,000 shares of Nexcella’s Class A Common Stock, and 5,000,000 shares of Nexcella’s common stock. The Class A Preferred Stock was identical to the common stock other than as to conversion rights, the PIK Dividend right (as defined below) and voting rights.

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

As additional consideration under the Nexcella Founders Agreement, Nexcella also agreed to: (i) pay an equity fee in shares of common stock, payable within five business days of the closing of any equity or debt financing for Nexcella or any of its respective subsidiaries that occurs after the effective date of the Nexcella Founders Agreement and ending on the date when the Company no longer has majority voting control in Nexcella’s voting equity, equal to 2.5% of the gross amount of any such equity or debt financing; and (ii) pay a cash fee equal to 4.5% of Nexcella’s annual Net Sales (as defined in the Nexcella Founders Agreement), payable on an annual basis, within 90 days of the end of each calendar year. In the event of a Change of Control, Nexcella agreed to pay a one-time change in control fee equal to five times the product of (A) Net Sales for the 12 months immediately preceding the Change of Control and (B) 4.5%.

Management Services Agreement

Effective as of December 8, 2022, the Company entered into a Management Services Agreement (the “Nexcella MSA”) with Nexcella. Pursuant to the terms of the Nexcella MSA, the Company rendered management, advisory and consulting services to Nexcella. Services provided under the Nexcella MSA may include, without limitation, (i) advice and assistance concerning any and all aspects of Nexcella’s operations, clinical trials, financial planning and strategic transactions and financings and (ii) conducting relations on behalf of Nexcella with accountants, attorneys, financial advisors and other professionals (collectively, the “Services”). At the request of the Company, Nexcella utilized clinical research services, medical education, communication and marketing services and investor relations/public relation services of companies or individuals designated by the Company, provided those services are offered at market prices. In consideration for the Services, Nexcella paid the Company an annual base management and consulting fee of $500,000 (the “Annual Consulting Fee”). Notwithstanding the foregoing, the first Annual Consulting Fee payment was not due until the first business day of the calendar quarter immediately following the completion of the first equity financing for Nexcella that was in excess of $10 million in gross proceeds, which did not occur. Actual and direct out-of-pocket expenses reasonably incurred by the Company in performing the Services were reimbursed to the Company by Nexcella.

The Nexcella MSA was terminated on May 20, 2024 in connection with the Nexcella Absorption. In addition, as a result of the Nexcella Absorption, the Class A Preferred Stock, Class A Common Stock, and the Founders Agreement cease to exist.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Prepaid research and development expenses	$486,912	$412,773
Prepaid insurance expense	73,813	263,927
Prepaid investor relations expense	492,391	384,494
Other current assets	36,521	44,582
Total prepaid expenses and other current assets	$1,089,637	$1,105,776

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts payable	$3,288,579	$1,433,022
Accrued research and development expenses	2,878,386	1,571,261
Accrued professional services	93,385	38,639
Accrued compensation and related expenses	198,095	577,854
Other accrued expenses	43,341	101,007
Total accounts payable and accrued expenses	$6,501,786	$3,721,783

Note 6 – Property and Equipment

Property and equipment at September 30, 2024 and December 31, 2023 consisted of:

	September 30, 2024	December 31, 2023
Operating equipment	$534,162	$60,599
Office equipment	3,895	3,896
	538,057	64,495
Less: Accumulated depreciation	(26,652)	(14,314)
	511,405	50,181
Construction in progress	844,019	-
	$1,355,424	$50,181

For the nine months ended September 30, 2024 and 2023, depreciation expense amounted to $12,338 and $2,392, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, balances will be classified to their respective property and equipment category.

The construction in progress of $844,019 as of September 30, 2024, represents the investment in building a biopharmaceutical processing facility inside the leased property. The Company expects to complete the processing facility by the end of 2025.

Note 7 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

July 2023 ATM Sales Agreement

On July 14, 2023, the Company entered into the July Sales Agreement with the Sales Agent pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “July Shares”) of the Company’s common stock, par value $0.0001 per share, subject to the terms and conditions set forth in the July Sales Agreement. Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July Sales Agreement. The July Shares will be offered and sold pursuant to the Company’s prospectus supplement, dated July 14, 2023, filed by the Company with the SEC on July 14, 2023, including the accompanying base prospectus forming a part of the Company’s Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC on January 3, 2023 and declared effective by the SEC on January 11, 2023.

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

The Company will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the July Shares pursuant to the July Sales Agreement. The Company has paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses that will be paid by the Company to the Sales Agent in connection with the offering. The Company has agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The Company has also agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act.

During the nine months ended September 30, 2024, the Company sold a total of 68,302 shares of its common stock under the July ATM Facility for aggregate net proceeds of $338,495 after deducting commissions and SEC fees, and charging $87,229 of deferred offering costs against the proceeds. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July Sales Agreement remains in full force and effect.

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

Other Common Stock Issuances

During the nine months ended September 30, 2024, the Company issued 75,007 shares of restricted common stock valued at $202,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the nine months ended September 30, 2024, the Company issued 104,758 shares of restricted common stock valued at $317,500 for investor relations services based on the closing price pursuant to the extensions of marketing services agreements.

During the nine months ended September 30, 2024, the Company issued 1,251 shares of common stock upon the exercise of certain common stock options for cash proceeds of $2,489.

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company agreed to issue 122,300 shares of its common stock, valued at $247,500, in exchange for future services. As of December 31, 2023, the Company has issued 122,300 shares of the Company’s common stock pursuant to the marketing services agreements. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $232,624 related to the fair value of the shares of common stock. During the nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $14,876 related to the amortization of the fair value of the 122,300 shares of common stock issued in 2023. As of September 30, 2024, the Company has $0 of unamortized stock-based compensation remaining to be amortized over the remaining service period.

Restricted Stock Awards

Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value.

During the nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $263,962 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $417,163 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 0.62 years. As of September 30, 2024, 93,895 shares of restricted common stock have vested with the remaining 181,864 restricted shares to vest over the vesting period of 0.62 years.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan (the “2nd Amended 2021 Plan”) to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2nd Amended 2021 Plan. As of September 30, 2024, there were 2,265,757 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

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

During the nine months ended September 30, 2024, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 198,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $2.04 per share and vest over periods of 12 to 48 equal monthly installments.

During the nine months ended September 30, 2024, the Board of Directors approved the issuance of options to purchase 43,500 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $2.11 - $2.17 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $450,299 and $171,454 related to stock options for the three months ended September 30, 2024 and 2023 and $965,600 and $507,017 related to stock options for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses.

As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $3,153,545, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.61 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2024	2,512,561	$1.92
Granted	1,517,176	$2.21
Exercised	(834)	$1.95
Forfeited	(17,915)	$1.95
Expired	-	$-
Outstanding and expected to vest, September 30, 2024	4,010,988	$2.03

The following table discloses information regarding outstanding and exercisable options at September 30, 2024:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	6.45	256,500	$0.80
$1.01-2.00	1,646,062	$1.81	7.13	1,060,836	$1.78
$2.01-3.00	2,097,176	$2.33	9.13	751,854	$2.50
$3.01-6.00	11,250	$5.83	7.29	7,500	$5.83
	4,010,988	$2.03	8.13	2,076,690	$1.93

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2024, the aggregate intrinsic value for the options vested and outstanding was $200,675.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2024, was $3,069.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, September 30, 2024	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2024:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	6.48	156,000	$0.80
$6.25	241,500	$6.25	2.21	241,500	$6.25
	2,311,161	$0.71	0.67	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of September 30, 2024, the intrinsic value for the warrants vested and outstanding was $2,958,804.

Nexcella Equity Transactions

The Nexcella 2022 Equity Incentive Plan (the “2022 Plan”) allows for Nexcella’s Board of Directors to grant various forms of incentive awards initially covering up to 375,000 shares of common stock. On May 29, 2023, Nexcella’s Board of Directors approved the Second Amended and Restated Nexcella 2022 Equity Incentive Plan, which increased to the number of shares of Nexcella common stock issuable under the plan from 375,000 shares to 607,640 shares. On August 11, 2023, Nexcella’s Board of Directors requested the Third Amended and Restated 2022 Equity Incentive Plan, which increased the number of shares of Nexcella common stock issuable under the plan from 607,640 to 800,000 shares. The Nexcella shareholders subsequently approved the increase in Nexcella common stock issuable under the plan to 800,000 shares. On May 17, 2024, upon absorption into the Company, the 2022 Plan ceased to exist.

Common stock

On March 13, 2024, pursuant to the terms of the Founders Agreement, Nexcella issued 238,220 shares of common stock to the Company as a PIK Dividend based on the total dilutive shares of Nexcella outstanding as of March 12, 2024.

Restricted Stock Awards

During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $0 and $402,163, respectively, related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

Stock Options

The Company recognized stock-based compensation of $0 and $148,319 related to stock options for the three and nine months ended September 30, 2024, respectively, which is included in general and administrative expenses. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, options to purchase up to 595,676 shares of Company common stock under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. The options were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

The following table summarizes the stock option activity for the nine months ended September 30, 2024 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	186,528	$6.49
Granted	-	$-
Exercised	-	$-
Forfeited	(186,528)	$6.49
Expired	-	$-
Outstanding and expected to vest, September 30, 2024	-	$-

Note 8 – Licenses Acquired

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

During the nine months ended September 30, 2024 and 2023, the Company recorded R&D expenses of $2,393,063 and $1,929,601, respectively, related to the license agreement.

Patent License Agreement with U.S. Medical Research Foundation

In August 2024, the Company entered into a Patent License Agreement (“License Agreement”) with a U.S. medical research foundation pursuant to which the Company was granted certain exclusive and nonexclusive licenses and sublicenses to intellectual and tangible property for the development and commercialization of cell therapy products (“Licensed Products”). Pursuant to the terms of the License Agreement, the Company shall pay an up-front payment in three installments of $500,000, with the first installment due concurrent with the signing of the agreement and the second and third installments due in January and July 2025, respectively. Under the license agreement, the Company must also pay a mid-single-digit net licensed product sales royalty, and milestone payments corresponding with the initiation and completion of Phase II studies in the amounts of $1.5 million and $2 million, respectively, as well as a $10 million milestone payment at the initiation of Phase III studies and a $13.5 million dollar milestone payment in the event of first commercial sale of a licensed product. To date, no amounts have been paid under this license agreement.

Note 9 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and expects to begin receiving funds from the grant beginning in November of 2024.

Note 10 – Leases

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease cost	$42,150	$126,450
Short-term lease cost	12,196	44,020
Total lease cost	$54,346	$170,470

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2024:

September 30, 2024
Operating Leases	-
Operating lease right-of-use assets	$1,010,205
Right of use liability operating lease current portion	$62,715
Right of use liability operating lease long term	1,026,340
Total operating lease liabilities	$1,089,055

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 9.25 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at September 30, 2024:

Operating
Leases
2024 (remaining 3 months)	$35,700
2025	147,798
2026	152,971
2027	158,325
2028 and thereafter	1,073,349
Total future undiscounted lease payments	1,568,143
Less: Interest	(479,088)
Present value of lease liabilities	$1,089,055

Note 11 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2024.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term, subject to the terms of the agreement which provide that unless the Company and Dr. Rachman have otherwise agreed in writing, if Dr. Rachman continues to work for the Company after the expiration of the term (which he has), his employment shall be under the same terms and conditions provided for in the Rachman Employment Agreement, except that his employment will be on an “at will” basis and the provisions of the agreement allowing for Dr. Rachman to terminate the agreement for “good reason” and for Dr. Rachman to be paid severance in the event his employment is terminated by the Company without cause or by Dr. Rachman for good reason will no longer apply, and the Rachman Employment Agreement currently remains in effect pursuant to such terms. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively and on November 9, 2023, and (ii) the agreement was amended to entitle Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on board of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term, automatically renewable thereafter for successive one year terms unless terminated by either party, and currently has a term through March 18, 2025. Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Morris MSA dated as of March 24, 2021, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively, and on November 9, 2023, and (ii) Mr. Morris is entitled to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 9, 2024, the Company entered into an amendment to the Morris MSA pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

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

Note 12 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to September 30, 2024, the Company issued 27,062 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

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

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and select immune-mediated diseases. Our lead cell therapy candidate is U.S. Food and Drug Administration (“FDA”) investigational new drug (“IND”) cleared CAR-T NXC-201, currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and our ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

NXC-201 has been awarded Orphan Drug Designation (“ODD”) by both the FDA and European Commission (“EMA”) in AL Amyloidosis.

Our mission is to harness the immune system through innovative cell therapies and other modalities to deliver widely accessible cures in select immune-mediated diseases and other indications, as we believe patients are waiting.

Our strategy is to:

●	Develop our lead candidate CAR-T NXC-201 in AL Amyloidosis and select immune-mediated diseases; and

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today.

Our N-GENIUS platform has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T for AL Amyloidosis and select immune-mediated diseases.

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

As of September 2024, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal 2021, estimated to reach 33,277 patients in 2024. Untreated patients with AL amyloidosis and cardiac involvement have a median survival of less than 1 year, according to Quock, et al. Journal of Comparative Effective Research, 2023. The current market size for amyloidosis therapies is estimated at $3.6 billion, expected to reach $6 billion in 2027, according to Grand View Research.

As of September 2024, we have treated 3 relapsed/refractory AL Amyloidosis patients in the United States in our ongoing Phase 1b/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

As of September 30, 2024, we have treated 13 relapsed/refractory AL Amyloidosis patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) ex-U.S. clinical trial.

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

Our Other Programs

Our other programs include NXC-201 for select immune-mediated diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights and other preclinical candidates.

While our focus is NXC-201 in AL Amyloidosis and select immune-mediated diseases, we continue to collect and organize IMX-110 data in monotherapy for soft tissue sarcoma, a $3 billion market size according to Medgadget, and in combination with anti-PD-1 for colorectal cancer, a $27 billion market size according to IndustryARC, to evaluate next steps.

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

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

General and Administrative Expense

General and administrative expenses were $2,949,403 for the three months ended September 30, 2024, compared to $2,417,776 for the three months ended September 30, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended September 30, 2024, due to increased investor relations services of $543,383, increased compensation expense of $355,670, due to hiring of additional employees; and increased other general expenses of $11,227, offset by decreased professional services of $309,561 primarily driven by a significant decrease in legal fees related to the Nexcella subsidiary and decreased stock-based compensation of $69,092 from a reduction in equity awards issued.

Research and Development Expense

Research and development expense was $4,445,528 for the three months ended September 30, 2024, compared to $2,106,020 for the three months ended September 30, 2023.

The increased research and development expenses during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $256,680 for the three months ended September 30, 2024, compared to $186,691 for the three months ended September 30, 2023. Interest income in the current period was related to interest received on investments in a money market fund and increased from the prior period as a result of the Company maintaining higher balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2024 was $11,144, compared to $6,807 for the three months ended September 30, 2023, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended September 30, 2024 was $7,149,395, compared to $4,343,912 for the three months ended September 30, 2023, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, as discussed in greater detail above.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

General and Administrative Expense

General and administrative expenses were $7,769,224 for the nine months ended September 30, 2024, compared to $5,130,977 for the nine months ended September 30, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the nine months ended September 30, 2024, due to increased investor relations services of $1,199,230, increased professional services of $65,764, both due to service scope expansion and price increases, increased compensation of $548,112 due to hiring additional employees, increased stock-based compensation of $462,645 from additional equity awards issued, and increased other general expenses of $362,496.

Research and Development Expense

Research and development expense was $9,918,336 for the nine months ended September 30, 2024, compared to $5,634,284 for the nine months ended September 30, 2023.

The increased research and development expenses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $831,503 for the nine months ended September 30, 2024, compared to $343,431 for the nine months ended September 30, 2023. Interest income in the current period was related to interest received on investments in a money market fund, which increased as a result of the Company maintaining higher balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2024 was $30,252 compared to $18,326 for the nine months ended September 30, 2023, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the nine months ended September 30, 2024 was $16,886,309 compared to $10,440,156 for the nine months ended September 30, 2023, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, each as discussed in greater detail above.

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

As of September 30, 2024, we had $16.2 million of working capital.

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and expects to begin receiving funds from the grant beginning in November of 2024.

We believe that our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we may need additional funds depending on our operational needs and capital requirements for clinical trials, other research and development expenditures, and general and administrative expenses. We currently have no credit facility or committed sources of capital.

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

Cash used in operating activities

Net cash used in operating activities was $13,118,904 for the nine months ended September 30, 2024 and $8,694,001 for the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2024 was primarily related to our net loss of $16,886,309, offset by non-cash items of stock-based compensation expense of $2,314,920, depreciation expense of $12,338 and right of use asset amortization of $61,713. Operating activities also included an increase in accounts payable and accrued expenses of $2,120,531, an increase in the tax receivable of $746,748, and an increase in prepaid expenses of $7,932. Net cash used in operating activities for the nine months ended September 30, 2023, was primarily related to our net loss of $10,440,156, offset by non-cash items of stock-based compensation expense of $1,514,900 and depreciation expense of $2,392. Operating activities also included an increase in accounts payable of $1,580,248, an increase in the tax receivable of $427,476 and an increase in prepaid expenses of $923,909.

Cash used in investing activities

Net cash used in investing activities was $670,529 for the nine months ended September 30, 2024, consisting solely of purchase of property and operating equipment, compared to $38,912 for the nine months ended September 30, 2023.

Cash provided by financing activities

Net cash provided by financing activities was $15,948,567 for the nine months ended September 30, 2024 and $14,876,820 for the nine months ended September 30, 2023. Net cash provided by financing activities in 2024 was related to proceeds of $15,946,078 from the sale of common shares through a public offering. Net cash provided by financing activities in 2023 was related to proceeds of $5,002,284 from the sale of common shares through the at-the-market offerings, proceeds of $9,934,153 from the sale of common shares and pre-funded warrants in a private placement offering, and proceeds of $175,000 from the sale of common shares of our former majority-owned (now wholly-owned) subsidiary, Nexcella, offset by payments of deferred offering costs of $234,617.

Our continuation as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. As of September 30, 2024, we have incurred an accumulated deficit of $70,212,617 and have not yet generated any revenue from operations. Management anticipates that our cash on hand and funds that may be raised pursuant to the July Sales Agreement and $8 million grant from CIRM will be sufficient to fund planned operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including adequate segregation of duties within account processes and systems, and journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. Based on our assessment, our management concluded that, as of September 30, 2024, the material weakness still exists.

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

Management’s Plan to Remediate the Material Weakness

We are committed to continually improving our internal controls over financial reporting. Subsequent to December 31, 2023, we appointed a new vice president of finance and accounting and director of corporate strategy, as part of our program to develop and implement effective internal controls over financial reporting. Additionally, management is currently working on the plan to address the material weaknesses noted above.

The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address these identified control deficiencies.

Changes in Internal Control

Other than the remediation actions noted above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we had (i) outstanding stock options to purchase an aggregate of 4,010,988 shares of common stock at a weighted average exercise price of $2.03 per share; (ii) outstanding Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (iii) outstanding warrants to purchase 397,500 shares of common stock with a weighted average exercise price of $4.11 per share (when not including the Pre-Funded warrants). For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, including (a) outstanding stock options to purchase an aggregate of 4,010,988 shares of common stock at a weighted average exercise price of $2.03 per share; (b) Pre-Funded warrants to purchase 1,913,661 shares of common stock with an exercise price of $0.0001; and (c) 3,241,076 shares of common stock, the resale of which has been registered under the Securities Act. We have also filed certain Form S-8 Registration Statements pursuant to which we can issue unregistered stock in connection with awards under our equity plans. If a significant number of shares were sold, such sales would increase the supply of our common stock, thereby potentially causing a decrease in its price. Some or all of our shares of common stock, including those discussed above, may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Company insider trading policy, Exchange Act Section 16 and/or Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

We may not receive the $8 million which we recently learned was granted to us by the California Institute for Regenerative Medicine.

On July 25, 2024, the Company learned that it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and expects to begin receiving funds from the grant beginning in November of 2024. The Company has not yet received any funds in connection with such award and may not receive funds on a timely basis, or at all, and such award may come with conditions. The Company is required to complete certain requirements and agree to certain terms and conditions in connection with such grant, which have not been completed or agreed to as of the date of this Report. In the event the award was not received on a timely basis, or at all, or subject to conditions, the Company could be forced to seek out alternative funding which may not be on as favorable terms as such currently expected grant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, the Company issued 19,737 shares of restricted common stock valued at $37,500 for investor relations services based on the closing price on the date of the agreement pursuant to a marketing services agreement entered into on September 20, 2024.

During the three months ended September 30, 2024, the Company issued 31,641 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

Subsequent to September 30, 2024, the Company issued 27,062 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

16.1	Letter from KMJ Corbin & Company LLP dated July 19, 2024 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: November 12, 2024	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

