Form 10-K
period 2024-12-31
Immix Biopharma, Inc.
filed 2025-03-25
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was $32,432,613 based upon the closing price of the registrant’s common stock of $1.98 on The Nasdaq Capital Market as of that date. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Number of common shares outstanding as of March 11, 2025 was 27,722,108 shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement (the “2025 Proxy Statement”) relating to its 2025 annual meeting of stockholders (the “2025 Annual Meeting of Stockholders”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our need to raise substantial additional capital to fund our operations, the availability and terms of such funding, and dilution caused thereby;
●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the ultimate impact of a health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	our competitive position and ability to leverage the clinical, regulatory and manufacturing advancements to accelerate our clinical trials and regulatory approval of product candidates;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	our ability to quickly leverage our initial product candidates and to progress additional candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

●	Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

●	We may not receive the remaining $4.4 million of the $8 million grant awarded to us by the California Institute for Regenerative Medicine.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

●	We have a limited number of product candidates, all which are still in early clinical or pre-clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.

●	Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities.

●	We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

●	Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	We are dependent on third parties for manufacturing and marketing of our product candidates. If we are not able to secure favorable arrangements with such third parties or the third parties upon whom we rely do not perform, including failure to perform to our specifications or comply with applicable regulations, our business and financial condition could be harmed.

●	If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.

●	Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

●	If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for such product candidates. If we fail to comply with regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Relating to our Business and Operations

●	If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business. We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

●	We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

Risks Related to Owning our Common Stock

●	We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

trademarks and service marks

This Annual Report on Form 10-K contains our logo and references to some of our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Market, Industry and other data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations about our product candidates, market position, market opportunity, market size, competitive position and the incidence of certain medical conditions, is based on or derived from publicly available information released by industry analysts and third-party sources, independent market research, industry and general publications and surveys, governmental agencies, our internal research and our industry experience. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge and industry publications, the latter of which may be based on small sample sizes and fail to accurately reflect such information, and you are cautioned not to give undue weight to such estimates. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. Industry publications and third-party research often indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and such information is inherently imprecise. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by independent third parties and by us.

PART I

Throughout this Annual Report on Form 10-K, references to (i);”we,” “our,” “us,” the “Company,” “Immix,” or “Immix Biopharma” refer to Immix Biopharma, Inc., individually, or as the context requires, collectively with its subsidiaries; (ii) “Securities Act” refers to the Securities Act of 1933, as amended; (iii) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (iv) “SEC” or “Commission” refers to the U.S. Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and select immune-mediated diseases. Our lead cell therapy candidate is FDA investigational new drug (“IND”) cleared CAR-T NXC-201 (“NXC-201”), currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and our ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

NXC-201 has been awarded Orphan Drug Designation (“ODD”) by both the FDA and European Commission (“EMA”) in AL Amyloidosis.

Our mission is to harness the immune system through innovative cell therapies and other modalities to deliver widely accessible cures in select immune-mediated diseases and other indications, as we believe patients are waiting.

Our strategy is to:

●	Develop our lead candidate NXC-201 in AL Amyloidosis and select immune-medicated diseases; and

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today.

Our N-GENIUS platform (discussed below) has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T for AL Amyloidosis and select immune-mediated diseases.

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

As of March 11, 2025, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal 2021, estimated to reach 37,270 patients in 2025. Untreated patients with AL amyloidosis and cardiac involvement have a median survival of less than 1 year, according to Quock, et al. Journal of Comparative Effective Research, 2023. The current market size for amyloidosis therapies is estimated at $3.6 billion, expected to reach $6 billion in 2027, according to Grand View Research.

As of March 11, 2025, we have disclosed treatment of 6 relapsed/refractory AL Amyloidosis patients in the United States in our ongoing Phase 1b/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

As of March 11, 2025, we have disclosed treatment of 16 relapsed/refractory AL Amyloidosis patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) ex-U.S. clinical trial.

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

In December 2024, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 66th annual ASH meeting, covering 16 relapsed/refractory AL Amyloidosis patients treated with NXC-201, indicating an overall response rate of 94% (15/16) and a complete response rate of 75% (12/16).

Our Other Programs

Our other programs include NXC-201 for select immune-mediated diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights and other preclinical candidates.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of equity securities and grant proceeds. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Our Platform and Technologies

We believe our N-GENIUS platform has broad potential utility in hematologic and select immune-mediated diseases.

Our in-licensed N-GENIUS platform, which has produced NXC-201, consists of three key elements: (1) Purpose-Built Cell Therapy Evidence Capture Engine + Relational Database, which relates ImmixBio internal data to external to accelerate therapy design, manufacture, and preclinical; (2) proprietary EXPAND technology, which is applied to multiple cell therapy indications, already utilized to create NXC-201; and (3) Atomized, Novel Binding Scaffold Generation Engine, which allows for optimal molecule binding. We believe key characteristics of NXC-201 may apply to other products candidates produced by the N-GENIUS Platform. Those 3 key characteristics are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

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

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal, estimated to reach 37,270 patients in 2025. AL amyloidosis has a one-year mortality rate of 47 percent, 76 percent of which is caused by cardiac amyloidosis, according to Alexion. The current market size for amyloidosis therapies is $3.6 billion, expected to reach $6 billion in 2027, according to Grand View Research.

As of March 11, 2025, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

Figure 2: NXC-201 “Blue Ocean Opportunity” in AL Amyloidosis

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

Figure 3: NXC-201: What is CAR-T Cell Therapy?

Our N-GENIUS cell engineering platform with EXPAND technology has already produced clinical-stage CAR-T NXC-201, targeting BCMA, which we believe is the first and only autologous CAR-T being developed to treat light-chain (AL) Amyloidosis. NXC-201 is currently being evaluated in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

Figure 4: NXC-201: First CAR-T Generated by the N-GENIUS Platform

Those 3 key characteristics of NXC-201 are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

Figure 5: NXC-201: Key Characteristics

NXC-201 — Key Characteristics

High Transduction Efficiency

(Ensuring efficient manufacturing)

*CarvyKti data presented at ASH 2019, Abecma data presented at ASH 2017, CART-ddBCMA source Arcellx. Analysis based on cross-trial comparisons of publicly available data reported in ASH 2017 and 2019 and not a head-to-head clinical trial

Low Tonic Signaling

(Lower off-target toxicity may lead to lower toxicity)

NXC-201 was co-cultured with the indicated target T cells and TNFα (B) and IL-2 (C) concentrations secreted in the culture supernatant were determined by ELISA.

Anti-Exhaustion Capability

(Increased Persistence may lead to efficacy over an extended period of time)

NXC-201 was co-cultured overnight then analyzed by flow cytometry for the expression of 4-1BB

4.8 ± 1.6
57.7 ± 3.2
No Target
K562-BCMA

20

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

Figure 6: N-GENIUS Platform – EXPAND Technology + COBRA Binder

NXC-201 was designed for high activity against disease-causing AL Amyloidosis LLPCs, which are also the source of immune-mediated diseases antibodies in a variety of immune-mediated diseases.

NXC-201 Pre-clinical Data

In AL Amyloidosis, we believe there are two primary challenges with CAR-T patient dosing:

a) Uneven BCMA expression across disease-causing LLPCs; and

b) frail patient due to pre-existing organ (heart) damage.

Published in Clinical Cancer Research in 2022, NXC-201 was tested preclinical and clinically in AL Amyloidosis.

Figure 7: In AL Amyloidosis, BCMA expression is at a low-to-medium level

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

Our testing demonstrated low-to-medium expression of BCMA in 18 AL Amyloidosis patient samples.

Figure 8: High Activity Level of NXC-201 in AL Amyloidosis

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

NXC-201 demonstrated high activity in the presence of AL Amyloidosis diseased plasma cells.

Figure 9: NXC-201 Targets Diseased AL Amyloidosis LLPCs in Patient Bone Marrow

Source: Clinical Cancer Research, Kfir-Erenfeld,et al, 2022

Near-complete elimination of diseased AL Amyloidosis LLPCs was observed in relapsed/refractory AL Amyloidosis patients treated with NXC-201.

NXC-201 Clinical Data – Relapsed/refractory AL Amyloidosis

In December 2024, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 66th annual ASH meeting, covering 16 relapsed/refractory AL Amyloidosis patients treated with NXC-201. This data represents the largest cohort of AL patients treated with CAR T-based therapy reported in the literature thus far.

Clinical Results

Enrolled AL amyloidosis patients presented with organ involvement and were heavily pretreated with prior lines of therapy (median 4, range 3-10). All patients had refractory, progressive disease. No patients received bridging therapy.

Patient characteristics:

●	81% (13/16) had cardiac involvement;

●	38% (6/16) had New York Heart Association (“NYHA”) stage 3 or 4 heart failure (3 stage 4, 3 stage 3);

●	31% (5/16) had Mayo stage 3 (1 stage 3b, 4 stage 3a) AL amyloidosis disease; and

●	Relapsed/refractory to a median 4 lines of prior therapy (range: 3-10).

Clinical data:

●	Overall response rate of 94% (15/16);

●	Complete response rate of 75% (12/16);

●	Best responder had a duration of response of 31.5 months as of December 9, 2024, with response ongoing;

●	There were no immune effector cell-associated neurotoxicity syndrome (ICANS) events; and

●	Median CRS duration was 2 days (range: 1-5):

○	No grade 4 CRS events; and

○	2 experienced no CRS; 3 experienced grade 1 CRS; 8 Experienced grade 2 CRS; and 3 experienced grade 3 CRS

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

Figure 10. Elimination of Plasma Cells After Co-culture with NXC-201 Compared to NT Cells

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

Figure 11: NXC-201 Clinical Development Plan Through FDA BLA Submissions

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

Our Other Programs

We are also pursuing development of NXC-201 in immune-mediated diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights.

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

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical research and development space located in California. To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and have entered into agreements pursuant to which third-party contract manufacturers will provide us with necessary quantities of API and drug product on a project-by-project basis based upon our needs. We rely, and expect to continue to rely for the foreseeable future, on FDA, EMA, or other jurisdiction-registered third-party contract manufacturing organizations to produce our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property, and quality provisions to protect our proprietary rights related to our product candidates and satisfy regulatory requirements.

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

Companies which have publicly disclosed developing therapies for AL amyloidosis include, but are not limited to, Prothena Corp, Caelum Biosciences (Now Alexion/AstraZeneca), and Janssen/Johnson & Johnson.

Companies which have publicly disclosed developing or that they intend to develop cell therapies for immune-mediated disease indications include, but are not limited to: Kyverna Therapeutics, Inc.; Cabaletta Bio, Inc.; Fate Therapeutics Inc.; and Arcellx, Inc.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our strategy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We intend to build a patent portfolio to cover our product candidates and related components, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trademarks as well as trade secret protection of our confidential information and know-how relating to our proprietary technology platform, and product candidates. We believe that we have substantial know-how and trade secrets relating to our technology and product candidates.

As of March 11, 2025, our patent portfolio includes 12 U.S. and foreign granted patents, 16 pending U.S. and foreign patent applications related to our technology platform and our product candidates. Of those, 2 patents have been granted in the U.S. and 10 patents have been granted in the following countries: France, Germany, Ireland, Switzerland, and the United Kingdom. Three non-provisional patent applications are currently pending in the U.S. and 9 foreign patent applications are currently pending in Australia, Brazil, Canada, Europe, Hong Kong, Japan and Mexico. Certain platform patents are expected to remain in force until 2033. Other patents directed to platform technology could remain in force until 2042.

The below patents and patent applications comprise our patent portfolio. All of the patents and patent applications listed below are owned by us.

Jurisdiction	Status	Application/Patent Number	Title	Expected Expiration Date	Type of Patent Protection
United States	Granted	9,833,508	CANCER THERAPEUTICS	3/15/2033	Methods of treatment
United States	Granted	11,819,571	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	3/15/2033	Compositions and methods of treatment
United States	Pending	18/499,104	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	2033*	Compositions and methods of treatment
EPO	Pending	20196191.9	MICELLE COMPRISING AN INHIBITOR OF NF-KB	2033*	Compositions and methods of treatment
Hong Kong	Pending	42021037058.1	MICELLE COMPRISING AN INHIBITOR OF NF-KB	2033*	Compositions and methods of treatment
Switzerland	Granted	2825198	GLUT-1 ZIELGERICHTETE UND MIT KURKUMIN BELADENE MIZELLEN	3/15/2033	Compositions
Germany	Granted	2825198	GLUT-1 ZIELGERICHTETE UND MIT KURKUMIN BELADENE MIZELLEN	3/15/2033	Compositions
France	Granted	13760370	CANCER THERAPEUTICS	3/15/2033
United Kingdom	Granted	13760370	GLUT-1 TARGETED AND CURCUMIN LOADED MICELLES	3/15/2033	Compositions
Ireland	Granted	13760370.0	GLUT-1 TARGETED AND CURCUMIN LOADED MICELLES	3/15/2033	Compositions
Switzerland	Granted	16858309.4	VERFAHREN UND VERWANDTE ZUSAMMENSETZUNGEN ZUR BEHANDLUNG VON KREBS	10/21/2036	Compositions
Germany	Granted	16858309.4	VERFAHREN UND VERWANDTE ZUSAMMENSETZUNGEN ZUR BEHANDLUNG VON KREBS	10/21/2036	Compositions
France	Granted	16858309.4	MÉTHODES ET COMPOSITIONS ASSOCIÉES POUR LE TRAITEMENT DU CANCER	10/21/2036	Compositions
United Kingdom	Granted	16858309.4	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	10/21/2036	Compositions
Ireland	Granted	16858309.4	METHODS AND RELATED COMPOSITIONS FOR THE TREATMENT OF CANCER	10/21/2036	Compositions
Australia	Pending	2022308041	NANOPARTICLES FOR CANCER TREATMENT	2033*	Compositions and methods of treatment
Brazil	Pending	11 2024 000075 3	NANOPARTICLES FOR CANCER TREATMENT	2033*	Compositions and methods of treatment
Canada	Pending	3,224,127	NANOPARTICLES FOR CANCER TREATMENT	2033*	Compositions and methods of treatment
EPO	Pending	22748648.7	NANOPARTICLES FOR CANCER TREATMENT	07/07/2042*	Compositions and methods of treatment
Japan	Pending	2024-500609	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
Mexico	Pending	MX/a/2024/000302	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
United States	Pending	18/577,129	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
Australia	Pending	2022352844	NANOPARTICLES FOR CANCER TREATMENT	2033*	Compositions and methods of treatment
Canada	Pending	3,232,657	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
Europe	Pending	EP22793311.6	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
Japan	Pending	2024-518790	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
Mexico	Pending	MX/a/2024/003832	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment
United States	Pending	18/696,333	NANOPARTICLES FOR CANCER TREATMENT	2042**	Compositions and methods of treatment

* Any resulting patents in this family are expected to expire in 2033 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

** Any resulting patents in this family are expected to expire in 2042 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

Additionally, as of March 11, 2025, our subsidiary Nexcella, Inc. has global exclusive rights to PCT Application No. PCT/IL2023/050142 filed in 2023. The application is directed to our N-GENIUS platform, EXPAND technology, and to our product candidates, including NXC-201. The application relates to a chimeric antigen receptor (CAR) molecule specific for B cell maturation antigen (BCMA), compositions and methods thereof for the treatment of immune-related disorders. The PCT application has entered the national phase in the following countries: United States, Europe, Israel, United Arab Emirates, Australia, Brazil, Canada, China, Indonesia, Japan, Korea, Mexico, New Zealand, Philippines, and Singapore. Any resulting patents in this family are expected to expire in 2043 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries). Nexcella also has global exclusive rights to a patent family directed to the Generation of “Naïve-like” CART cells. This patent family has one U.S. Provisional Patent Application pending as of March 11, 2025.

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

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option which grants us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. As of December 31, 2024, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations described therein survived the termination of the MSA.

Absorption of Nexcella Subsidiary

On May 20, 2024, Nexcella, was merged (the “Merger”) with and into the Company, with the Company as the surviving corporation. The Merger was effected pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”) when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of the outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share (the “Nexcella Shares”), and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted, into common stock of the Company (“Company Merger Shares”). In connection with the Merger, the Company issued 989,876 shares of its common stock of the Company to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella) (the “Merger Shares”). In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan.

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

In addition, Nexcella is required to pay milestone payments of up to $20 million upon the achievement of certain Net Sales milestones as set forth in the Agreement and Nexcella has committed to funding NXC-201 clinical trials in Israel over 4 years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

The license remains with the Company after the Nexcella Absorption.

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, payable no later than April 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

July 2023 ATM Offering

On July 14, 2023, we entered into an ATM Sales Agreement (the “July 2023 Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”) pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock, subject to the terms and conditions set forth in the July 2023 Sales Agreement. Initially, we are eligible to sell up to $4,200,000 worth of shares of our common stock as the aggregate market value of our shares of common stock eligible for sale under the July 2023 Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that our public float equals or exceeds $75.0 million. In the event the aggregate market value of our outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 will not apply to additional sales made pursuant to the July 2023 Sales Agreement. We agreed to pay the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the July 2023 Sales Agreement and paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. In addition, we have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and to reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the July 2023 Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the July 2023 Sales Agreement and (ii) termination of the July 2023 Sales Agreement as permitted therein. We may terminate the July 2023 Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the July 2023 Sales Agreement under the circumstances specified in the July 2023 Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the July 2023 Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

From July 14, 2023 through February 5, 2024, the Company sold 328,136 shares of common stock pursuant to the July 2023 Sales Agreement for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and the Sales Agent. The Company will not make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of common stock and the Underwriter agreed to purchase the common stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of common stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

CIRM Grant

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and begin receiving funds from the grant in November of 2024. As of March 11, 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

Recent Developments

On February 10, 2025, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis. As of June 2024 public information, FDA approved less than half of RMAT applications submitted to the agency during the last eight years. FDA RMAT designation requires that a drug is an advanced regenerative medicine, targets a serious condition, with the potential to treat, modify, reverse, or cure, and preliminary clinical evidence has indicated that the drug has the potential to address these unmet medical needs.

Government Regulations

United States Regulation of Drugs and Biologics

We expect that NXC-201 will be regulated by the FDA as a biologic by submitting a BLA. We expect to pursue United States and global regulatory designations, vouchers, conditional approvals and accelerated approvals where appropriate.

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

The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practice (“GLP”) regulation;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended purpose;

●	preparation of and submission to the FDA of an NDA or BLA after completion of all pivotal clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and of selected clinical investigation sites to assess compliance with current good clinical practice (“cGCP”); and

●	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Rare Pediatric Disease Priority Review Voucher Program

With enactment of the Food and Drug Administration Safety and Innovation Act (FDASIA) in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics and drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products.

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

European Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the Member States of the European Union together with Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two main types of MAs:

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

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

European pediatric investigation plan

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan (“PIP”), with the EMA’s Pediatric Committee (“PDCO”), and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there is sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval). In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP is developed and submitted.

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

Employees

As of March 11, 2025, we had 21 employees, 18 of which are full-time employees. Of such employees, 14 are engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Our Corporate History

We were incorporated as a California limited liability company in 2012 and converted to a Delaware corporation in January 2014. In August 2016, we established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. In November 2022, we established a Delaware corporation, Nexcella, Inc., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. On May 20, 2024, Nexcella, was merged with and into the Company, with the Company continuing as the surviving corporation.

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

We are a clinical-stage biopharmaceutical company focused on developing a novel class of TSTx in oncology and inflammation. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $21,698,363 and $15,595,522, respectively. As of December 31, 2024, we had an accumulated deficit of $75,024,671.

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

We will need to raise significant additional capital to complete development and obtain regulatory approval for our product candidates. Although we believe that our existing cash and cash equivalents balance of $17,681,954 as of December 31, 2024, expected disbursements under the CIRM grant and expected payments of tax receivables, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months from the date of this report, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additionally, we expect that our cash on hand and cash from the CIRM grant will not be sufficient to complete development and obtain regulatory approval for our product candidates, and we will need to raise significant additional capital to help us do so.

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

Currently, we do not generate any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including our current product candidates and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the necessary clinical trials;

●	complete and submit either BLAs or New Drug Application (“NDA”) to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to foreign regulatory authorities;

●	obtain regulatory approval in territories with viable market sizes;

●	obtain coverage and adequate reimbursement from third parties, including government and private payors;

●	set commercially viable prices for our products, if any;

●	establish and maintain supply and manufacturing relationships with reliable third parties, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

●	develop distribution processes for our product candidates;

●	develop commercial quantities of our product candidates, if approved, at acceptable cost levels;

●	obtain additional funding if required to develop and commercialize our product candidates;

●	develop sales, marketing and distribution capabilities for products we intend to sell;

●	achieve market acceptance of our products;

●	attract, hire and retain qualified personnel; and

●	protect our intellectual property rights.

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

As of December 31, 2024 we had federal net operating loss (“NOLs”) carryforwards of approximately $19,850,000. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2034. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

The pausing or termination of government grants by the United States government could have a major effect on the pharmaceutical industry, and as a result, our operations and prospects.

In January 2025, a memo issued by the Office of Management and Budget, had disclosed a freeze on federal loans and grants. That memo has since been rescinded; however, future memos, executive orders or other actions by the government, including the new Trump Administration, could result in the freeze of existing or new grants, or the termination of previously approved grants. Such actions could have a material adverse effect on the pharmaceutical industry as a whole, a portion of which relies on governmental grants, and as a result, on the Company’s operations and prospects.

We may not receive the remaining $4.4 million of the $8 million which we learned was granted to us by the California Institute for Regenerative Medicine.

On July 25, 2024, the Company learned that it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of March 11, 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement. The Company may not receive the remaining funds on a timely basis, or at all. The Company is required to complete certain requirements and agree to certain terms and conditions in connection with such grant, which have not been completed in full as of the date of this Report. In the event the remaining funds were not received on a timely basis, or at all, or subject to conditions, the Company could be forced to seek out alternative funding.

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

Although in January 2024, the Company entered into a long-term operating lease agreement for manufacturing space located in California, and as of March 11, 2025, we do not own or operate any FDA approved operating manufacturing facilities. We rely on and intend to continue to rely on CMOs to formulate and manufacture our pre-clinical and clinical materials. Our reliance on a CMO exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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

We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, (iv) new product introductions and (v) an emphasis on proprietary and novel products and product candidates. Our competitors, some of which include larger pharmaceutical companies, biotechnology companies, and academic institutions, have and may develop products and technologies that will compete with our products and technologies. Specifically, we face competition from companies developing therapies for AL amyloidosis which include Prothena Corp, Caelum Biosciences (Now Alexion/AstraZeneca), and Janssen/Johnson & Johnson. In addition, we face competition from companies developing cell therapies for immune-mediated disease, some of which include Kyverna Therapeutics, Inc.; Cabaletta Bio, Inc.; Fate Therapeutics Inc.; and Arcellx, Inc. Moreover, companies with approved therapies for blood disorders include, but are not limited to, Novartis AG, Bristol Myers Squibb Co, and Janssen/Johnson & Johnson. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

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

We may infringe on the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing on the proprietary rights of third parties. We cannot guarantee that our product candidates, or manufacture or use of our product candidates, will not infringe on third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing on the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of our product candidates. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

Changes to patent law, including the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future articles of legislation, may substantially change the regulations and procedures surrounding patent applications, issuance of patents, and prosecution of patents. We can give no assurances that our patents can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sales of our common stock by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financing to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	our ability to attract new customers;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA or other regulatory agencies’ review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy or future issuances of securities;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Our common stock is currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

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

As of March 11, 2025, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 40% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2024, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including adequate segregation of duties within systems. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have implemented remediation steps in 2025 which have strengthened our internal controls, including:

●	the addition of personnel with significant relevant experience in public company internal control environments;

●	engagement of a reputable third-party expert to assist with enhancing our risk assessment and control testing process;

●	establishment of addition points of segregation of duties;

●	improvement of our financial close process; and

●	upgrades to our information technology general controls.

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (i.e., December 31, 2026); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly-traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Stockholders

As of March 11, 2025, there were 28 stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy in light chain (AL) Amyloidosis and select immune-mediated diseases. Our lead cell therapy candidate is FDA IND cleared CAR-T NXC-201, currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and our ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

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

AxioMx Master Services Agreement

On December 22, 2014, we entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”) which is in the business of developing and supplying custom affinity reagents. We entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon us and AxioMx from time to time. Pursuant to the MSA, we granted AxioMx a non-exclusive, royalty-free, worldwide, non-transferable license to certain of our intellectual property to perform services pursuant to the MSA, and AxioMx granted us an exclusive product assignment option (“Option”) which granted us an exclusive, royalty-bearing right, with the right to sublicense, under the Deliverable (as defined in the MSA) to further research, develop, use, sell, offer for sale, import and export one or more assigned products pursuant to the MSA. We exercised the Option in 2017. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, we shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, we shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. As of December 31, 2024, the MSA has expired and we do not intend to extend the MSA; however, the royalty obligations described therein survived the termination of the MSA.

Absorption of Nexcella Subsidiary

On May 20, 2024, Nexcella, was merged with and into the Company, with the Company as the surviving corporation. The Merger was effected pursuant to Section 253 of the DGCL when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of the outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share, and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted, into common stock of the Company. In connection with the Merger, the Company issued 989,876 shares of its common stock to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella). In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan.

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, payable no later than April 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

July 2023 ATM Offering

On July 14, 2023, we entered into an ATM Sales Agreement (the “July 2023 Sales Agreement”) with the Sales Agent pursuant to which we may offer and sell, from time to time, through the Sales Agent, shares of our common stock, subject to the terms and conditions set forth in the July 2023 Sales Agreement. Initially, we are eligible to sell up to $4,200,000 worth of shares of our common stock as the aggregate market value of our shares of common stock eligible for sale under the July 2023 Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that our public float equals or exceeds $75.0 million. In the event the aggregate market value of our outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 will not apply to additional sales made pursuant to the July 2023 Sales Agreement. We agreed to pay the Sales Agent a commission rate of 3.75% of the aggregate gross proceeds from the sale of the shares of our common stock pursuant to the July 2023 Sales Agreement and have paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses. In addition, we have agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and to reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The offering pursuant to the July 2023 Sales Agreement will terminate upon the earlier of (i) the sale of all of the shares of common stock subject to the July 2023 Sales Agreement and (ii) termination of the July 2023 Sales Agreement as permitted therein. We may terminate the July 2023 Sales Agreement in our sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the July 2023 Sales Agreement under the circumstances specified in the July 2023 Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to us. In addition, the July 2023 Sales Agreement may be terminated upon mutual agreement by us and the Sales Agent.

From July 14, 2023 through February 5, 2024, the Company sold 328,136 common shares pursuant to the July 2023 ATM Facility for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and the Sales Agent. The Company will not make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC, relating to an underwritten offering of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of Common Stock and the Underwriter agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of Common Stock which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

CIRM Grant

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and begin receiving funds from the grant in November of 2024. As of March 11, 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

Recent Developments

On February 10, 2025, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis. As of June 2024 public information, FDA approved less than half of RMAT applications submitted to the agency during the last eight years. FDA RMAT designation requires that a drug is an advanced regenerative medicine, targets a serious condition, with the potential to treat, modify, reverse, or cure, and preliminary clinical evidence has indicated that the drug has the potential to address these unmet medical needs.

Results of Operations

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

General and Administrative Expenses

General and administrative expenses were $11,381,978 for the year ended December 31, 2024 compared to $7,406,082 for the year ended December 31, 2023.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the year ended December 31, 2024, due to increased investor relations and professional services of $1,839,151 due to service scope expansion and price increases, increased compensation of $1,011,389 due to the hiring of additional employees, increased stock-based compensation of $449,913 from additional equity awards issued, and increased other general expenses of $675,443.

Research and Development Expenses

Research and development expenses were $11,292,702 for the year ended December 31, 2024, compared to $8,735,031 for the year ended December 31, 2023.

The increased research and development expenses were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees. We were able to increase spending on research and development in 2024 as a result of funding from an underwritten public offering of 5,535,055 shares of our common stock at the public offering price of $2.71 per share, for net proceeds of $13,565,760, after underwriter discounts and offering expenses. Additionally, the Company received $1,925,000 in CIRM grant reimbursement which is recorded as an offset to research and development expenses.

Interest Income

Interest income was $1,017,354 for the year ended December 31, 2024, compared to $572,006 of interest income for the year ended December 31, 2023. Interest income in the current year was related to interest received on investments in a money market fund and increased from the prior year as a result of the Company maintaining higher balances in money market funds during the current year.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2024 was $41,037 compared to $26,415 for the year ended December 31, 2023, due to withholding taxes relating to our Australian subsidiary.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and begin receiving funds from the grant in November of 2024. As of March 11, 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

Material Cash Requirements

Our primary use of cash and cash equivalents is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash and cash equivalents used to fund operating expenses are impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical programs, continue the research and development of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2024, we had total assets of approximately $22.9 million and working capital of approximately $11.5 million. As of December 31, 2024, our liquidity included approximately $17.7 million of cash and cash equivalents. We believe that our cash and cash equivalents on hand as of the date of this report coupled with expected disbursements under the CIRM grant, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and clinical studies, manufacture and supply of our preclinical and clinical materials and providing other services and products for operating purposes. Contracts for preclinical and clinical studies and other services generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We do not have any long-term manufacturing and supply agreements with our third-party contract manufacturers, but we enter into specific contracts on an as needed basis for individual batch production runs.

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $14,595,102 for the year ended December 31, 2024 and $11,371,438 for the year ended December 31, 2023. Net cash used in operating activities for the year ended December 31, 2024 was primarily related to our net loss of $21,698,363, offset by non-cash items of stock-based compensation expense of $3,020,573, depreciation expense of $32,941 and right of use asset amortization of $82,447. Operating activities also included an increase in accounts payable and accrued expenses of $4,401,623 and an increase in the tax receivable of $971,527, partially offset by a decrease in prepaid expenses of $554,771. Net cash used for the year ended December 31, 2023 was primarily related to our net loss of $15,595,522 offset by non-cash items of stock-based compensation expense of $2,565,708 and depreciation expense of $5,468. Operating activities also included an increase in accounts payable and accrued expenses of $2,434,467, an increase in the tax receivable of $893,401, and a decrease in prepaid expenses of $111,842.

Cash used in investing activities

Net cash used in investing activities was $1,177,680 for the year ended December 31, 2024, consisting solely of purchase of property and operating equipment, compared to $52,089 for the year ended December 31, 2023.

Cash provided by financing activities

Net cash provided by financing activities was $15,948,567 for the year ended December 31, 2024 and $15,463,512 for the year ended December 31, 2023. Net cash provided by financing activities in 2024 was related to proceeds of $15,946,078 from the sale of common shares through a public offering. Net cash provided by financing activities in 2023 was primarily related to $9,934,153 in net proceeds from the issuance of shares of our common stock and warrants in our August 2023 private placement and $5,438,970 in net proceeds from the sale of shares of our common stock pursuant to our ATM facilities.

Critical Accounting Policies and Estimates

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023:

	2024	2023
Volatility	98-107%	114-120%
Expected life (years)	5.27-6.02	5.27-10
Risk-free interest rate	3.56-4.64%	4.12-4.38%
Dividend rate	—%	—%

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of our therapy candidates, and for license and milestone costs related to in-licensed products and technology. These costs are offset by any reimbursements under grant arrangements. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with the requirement adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on financial statements. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (i.e., December 31, 2026); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMMIX BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Immix Biopharma, Inc.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Immix Biopharma, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2023, were audited by other auditors whose report dated March 29, 2024, expressed an unqualified opinion on those statements

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Los Angeles, California

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Immix Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Immix Biopharma, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

KMJ Corbin & Company LLP

We served as the Company’s auditor from 2021 to 2024.

Glendora, California
March 29, 2024

Immix Biopharma, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$17,681,954	$17,509,791
Tax receivable	1,974,370	1,172,183
Prepaid expenses and other current assets	541,510	1,105,776

Total current assets	20,197,834	19,787,750

Other assets	20,418	-
Deferred offering costs	-	87,229
Right-of-use asset, net	989,471	-
Property and equipment, net	1,740,149	50,181

Total assets	$22,947,872	$19,925,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,621,899	$3,721,783
Operating lease liabilities - current	65,219	-

Total current liabilities	8,687,118	3,721,783

Operating lease liabilities - long term	1,009,551	-

Total liabilities	9,696,669	3,721,783

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 27,612,383 shares issued and 27,540,020 shares outstanding at December 31, 2024, and 19,994,719 shares issued and 19,922,356 shares outstanding at December 31, 2023	2,762	2,000
Additional paid-in capital	88,374,131	69,779,706
Accumulated other comprehensive income	(1,056)	134,666
Accumulated deficit	(75,024,671)	(53,411,295)
Treasury stock at cost, 72,363 shares as of December 31, 2024 and 2023	(99,963)	(99,963)
Total Immix Biopharma, Inc. stockholders’ equity	13,251,203	16,405,114
Non-controlling interests	-	(201,737)
Total stockholders’ equity	13,251,203	16,203,377

Total liabilities and stockholders’ equity	$22,947,872	$19,925,160

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2024	2023

Operating expenses:
General and administrative expenses	$11,381,978	$7,406,082
Research and development	11,292,702	8,735,031

Total operating expenses	22,674,680	16,141,113

Loss from operations	(22,674,680)	(16,141,113)

Other income:
Interest income	1,017,354	572,006
Total other income	1,017,354	572,006

Loss before provision for income taxes	(21,657,326)	(15,569,107)

Provision for income taxes	41,037	26,415

Net loss	(21,698,363)	(15,595,522)
Net loss attributable to non-controlling interests	84,987	169,474
Net loss attributable to Immix Biopharma, Inc. common stockholders	(21,613,376)	(15,426,048)

Other comprehensive income (loss):
Foreign currency translation	(135,722)	47,645
Total other comprehensive income (loss)	(135,722)	47,645

Comprehensive loss	(21,749,098)	(15,378,403)
Less: comprehensive loss attributable to non-controlling interests	-	-
Comprehensive loss attributable to Immix Biopharma, Inc. common stockholders	$(21,749,098)	$(15,378,403)

Loss per common share - basic and diluted	$(0.76)	$(0.89)

Weighted average shares outstanding – basic and diluted	28,285,637	17,341,146

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Stockholders of Immix Biopharma, Inc.
		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2022	13,964,485	$1,397	$51,156,597	$87,021	$(37,985,247)	(72,363)	$(99,963)	$-	$13,159,805

Shares issued under ATM facilities for cash proceeds, net of offering costs	2,523,702	252	5,438,718	-	-	-	-	-	5,438,970

Shares and warrants issued under private placement for cash proceeds, net of offering costs	3,241,076	324	9,933,829	-	-	-	-	-	9,934,153

Shares issued for exercise of stock options	1,351	-	2,618	-	-	-	-	-	2,618

Nexcella shares issued for cash proceeds	-	-	650,000	-	-	-	-	-	650,000

Shares issued for services	264,105	27	622,396	-	-	-	-	-	622,423

Stock-based compensation	-	-	1,943,285	-	-	-	-	-	1,943,285

Non-controlling interests in subsidiary	-	-	32,263	-	-	-	-	(32,263)	-

Net loss	-	-	-	-	(15,426,048)	-	-	(169,474)	(15,595,522)

Foreign currency translation adjustment	-	-	-	47,645	-	-	-	-	47,645

Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	239,210	24	627,352	-	-	-	-	-	627,376

Stock-based compensation	-	-	2,393,197	-	-	-	-	-	2,393,197

Non-controlling interests in subsidiary	-	-	29,672	-	-	-	-	(29,672)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(21,613,376)	-	-	(84,987)	(21,698,363)

Foreign currency translation adjustment	-	-	-	(135,722)	-	-	-	-	(135,722)

Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$-	$13,251,203

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(21,698,363)	$(15,595,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,020,573	2,565,708
Depreciation	32,941	5,468
Amortization of right of use asset	82,447	-
Changes in operating assets and liabilities:
Tax receivable	(971,527)	(893,401)
Prepaid expenses and other current assets	554,770	111,842
Other assets	(20,418)	-
Accounts payable and accrued expenses	4,401,623	2,434,467
Operating lease liability	2,852	-

Net cash used in operating activities	(14,595,102)	(11,371,438)

Investing Activities:
Purchase of property and equipment	(1,177,680)	(52,089)

Net cash used in investing activities	(1,177,680)	(52,089)

Financing Activities:
Payments of deferred offering costs	-	(234,616)
Proceeds from exercise of stock options	2,489	2,618
Proceeds from sale of common stock, net of offering costs	15,946,078	15,520,510
Proceeds from sale of Nexcella common stock	-	175,000
Net cash provided by financing activities	15,948,567	15,463,512

Effect of foreign currency on cash	(3,622)	33,092

Net change in cash and cash equivalents	172,163	4,073,077
Cash and cash equivalents - beginning of year	17,509,791	13,436,714
Cash and cash equivalents - end of year	$17,681,964	$17,509,791

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$1,071,918	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	$545,229	$-
Nexcella shares issued for funds previously received	$-	$475,000
Shares issues in subsidiary absorption	$99	$-
Deferred offering costs charged against proceeds from sale of common stock	$87,229	$147,387

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Immix Biopharma, Inc., the accounts of its 100% owned subsidiary, IBAPL, and the accounts of its and the accounts of its subsidiary Nexcella, which was majority owned through May 2024, and wholly-owned after May 2024, as discussed above. All intercompany transactions and balances have been eliminated in consolidation. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Liquidity and Going Concern - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financing. On July 14, 2023, the Company entered into an ATM Sales Agreement (the “July 2023 Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company, could, from time to time, issue and sell through the Sales Agent shares of the Company’s common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “July 2023 ATM Facility”) (see Note 7). Initially, the Company was eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July 2023 Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July 2023 Sales Agreement.

From July 14, 2023 through February 5, 2024, the Company sold 328,136 common shares pursuant to the July 2023 ATM Facility for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and the Sales Agent. The Company will not make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July 2023 Sales Agreement remains in full force and effect.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024.

The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2024, expected disbursements under the CIRM grant, and expected payments of tax receivables will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing of our 10-K.

Concentration of Credit Risk - Periodically, the Company may carry cash and cash equivalents balances at financial institutions in excess of the United States federally insured limit of $250,000, or the Australian insured limit of AUD 250,000. At times, deposits held with financial institutions may exceed the amount of insurance provided. The Company has not experienced losses on these accounts and management believes that the credit risk with regard to these deposits is not significant.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,208,776	$-	$-
Cash equivalents (US Treasuries)	7,220,655	$-	$-
	$15,429,431	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$16,113,006	$-	$-

As of December 31, 2024 and 2023, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $1,299,616 and $1,064,745 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company recognized a tax receivable related to the expected cash refund from the Australian Taxation Office of $1,974,370 and $1,172,183, respectively, in the accompanying consolidated balance sheets.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the July 2023 ATM Facility. Deferred offering costs will be deferred and amortized ratably upon sales under the July 2023 ATM Facility, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the July ATM proceeds. If the Company terminates the July 2023 ATM Facility or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2024, no remaining amounts of deferred offering costs were capitalized related to the July 2023 ATM Facility. As of December 31, 2023, $87,229 of deferred offering costs were capitalized related to the July 2023 ATM Facility.

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

Research and Development Costs – Research and development costs are expensed as incurred. Research and development costs consist primarily of clinical research fees paid to consultants and outside service providers, other expenses relating to design, development and testing of the Company’s therapy candidates, and for license and milestone costs related to in-licensed products and technology. Research and development costs also include grant reimbursements under government contracts. Costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company and Nexcella, its majority-owned subsidiary through May 2024, and wholly-owned subsidiary thereafter maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(39,600) and $(992) for the years ended December 31, 2024 and 2023, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the year ended December 31, 2024 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares. As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. As of December 31, 2024 and 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included stock options and warrants for 4,463,488 and 2,910,061 common shares, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of December 31, 2024 and 2023, the Company did not have any finance leases.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740-10 which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on its tax return. The Company evaluates and records any uncertain tax positions based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the tax jurisdictions in which it operates.

Patent Costs – Although the Company believes that its patents have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2024 and 2023.

Grant Income – The Company records grant income when both the following conditions are met; all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. Grant income is presented as a separate component of other income (expense).

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

Recent Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This Accounting Standards Update (ASU) is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company has implemented this ASU effective January 1, 2024, and determined no retrospective changes were necessary.

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

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Prepaid research and development expenses	$472,508	$412,773
Prepaid insurance expense	9,334	263,927
Prepaid investor relations expense	27,397	384,494
Other current assets	32,271	44,582
Total prepaid expenses and other current assets	$541,510	$1,105,776

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts payable	$5,388,494	$1,433,022
Accrued research and development expenses	2,423,177	1,571,261
Accrued professional services	22,500	38,639
Accrued compensation and related expenses	658,161	577,854
Other accrued expenses	129,567	101,007
Total accounts payable and accrued expenses	$8,621,899	$3,721,783

Note 6 – Property and Equipment

Property and equipment at December 31, 2024 and 2023 consisted of:

	December 31, 2024	December 31, 2023
Operating equipment	$844,740	$60,599
Office equipment	3,896	3,896
	848,636	64,495
Less: Accumulated depreciation	(47,255)	(14,314)
	801,381	50,181
Construction in progress	938,768	-
	$1,740,149	$50,181

For the years ended December 31, 2024 and 2023, depreciation expense amounted to $32,941 and $5,468, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, balances will be classified to their respective property and equipment category.

The construction in progress of $938,768 as of December 31, 2024, represents the investment in building a biopharmaceutical processing facility inside the leased property. The Company expects to complete the processing facility by the end of 2025.

Note 7 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 per share.

July 2023 ATM Sales Agreement

On July 14, 2023, the Company entered into the July 2023 Sales Agreement with the Sales Agent pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, shares (the “July Shares”) of the Company’s common stock, par value $0.0001 per share, subject to the terms and conditions set forth in the July 2023 Sales Agreement. Initially, the Company is eligible to sell up to $4,200,000 worth of shares of its common stock as the aggregate market value of the Company’s shares of common stock eligible for sale under the July 2023 Sales Agreement is subject to the limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the one-third limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the July 2023 Sales Agreement. The July Shares will be offered and sold pursuant to the Company’s prospectus supplement, dated July 14, 2023, filed by the Company with the SEC on July 14, 2023, including the accompanying base prospectus forming a part of the Company’s Registration Statement on Form S-3 (File No. 333-269100) filed by the Company with the SEC on January 3, 2023 and declared effective by the SEC on January 11, 2023.

Under the July 2023 Sales Agreement, the Sales Agent may sell the July Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell any July Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company will pay the Sales Agent a fixed commission rate of 3.75% of the aggregate gross proceeds from the sale of the July Shares pursuant to the July 2023 Sales Agreement. The Company has paid an expense deposit of $15,000 to the Sales Agent, which will be applied against the actual out-of-pocket accountable expenses that will be paid by the Company to the Sales Agent in connection with the offering. The Company has agreed to reimburse the Sales Agent for all expenses related to the offering including, without limitation, the fees and expenses of the Sales Agent’s legal counsel up to $50,000, and shall reimburse the Sales Agent, upon request, for such costs, fees and expenses in an amount not to exceed $7,500 on a quarterly basis for the first three fiscal quarters of each year and $10,000 for the fiscal fourth quarter of each year. The Company has also agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended.

During the year ended December 31, 2024, the Company sold a total of 68,302 shares of its common stock under the July 2023 ATM Facility for aggregate net proceeds of $338,495 after deducting commissions and SEC fees, and charging $87,229 of deferred offering costs against the proceeds. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and ThinkEquity LLC. The Company will not make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July 2023 Sales Agreement remains in full force and effect.

Common Stock Issuance – Public Offering

On February 5, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “Offering”) of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of common stock and the Underwriter agreed to purchase the common stock pursuant to the Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of common stock which was exercised in full on March 1, 2024, for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

Other Common Stock Issuances

During the year ended December 31, 2024, the Company issued 114,767 shares of restricted common stock valued at $270,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the year ended December 31, 2024, the Company issued 124,443 shares of restricted common stock valued at $357,376 for investor relations services based on the closing price pursuant to the extensions of marketing services agreements.

During the year ended December 31, 2024, the Company issued 1,251 shares of common stock upon the exercise of certain common stock options for cash proceeds of $2,489.

During the year ended December 31, 2023, the Company entered into various marketing services agreements, whereby the Company agreed to issue 122,300 shares of its common stock, valued at $247,500, in exchange for future services. As of December 31, 2023, the Company has issued 122,300 shares of the Company’s common stock pursuant to the marketing services agreements. During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $232,624 related to the fair value of the shares of common stock. As of December 31, 2023, the Company has $14,876 of unamortized stock-based compensation which was amortized during the current period.

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

During the year ended December 31, 2024, the Company recorded stock-based compensation expense of $438,671 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $242,454 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 0.37 years. As of December 31, 2024, 164,315 shares of restricted common stock have vested with the remaining 111,444 restricted shares to vest over the vesting period of 0.37 years.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan (the “2nd Amended 2021 Plan”) to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2nd Amended 2021 Plan. As of December 31, 2024, there were 2,210,757 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

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

During the year ended December 31, 2024, the Board of Directors approved the issuance of options to purchase 98,500 shares of the Company’s common stock to employees of the Company, 198,000 to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years and exercise prices ranging from $1.48 - $2.17 per share, which options vest in 48 equal monthly installments.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023:

	2024	2023
Volatility	98-107%	114-120%
Expected life (years)	5.27-6.02	5.27-10
Risk-free interest rate	3.56-4.64%	4.12-4.38%
Dividend rate	—%	—%

The Company recognized stock-based compensation of $1,404,044 and $731,329 related to stock options for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses.

As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $2,779,882, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.51 years.

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	1,771,242	$1.94
Granted	742,670	$1.86
Exercised	(1,351)	$1.94
Forfeited	-	$-
Expired	-	$-
Outstanding, December 31, 2023	2,512,561	$1.92
Granted	1,572,176	$2.19
Exercised	(834)	$1.95
Forfeited	(17,915)	$1.95
Expired	-	$-
Outstanding and expected to vest, December 31, 2024	4,065,988	$2.02

The following table discloses information regarding outstanding and exercisable options at December 31, 2024:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	6.20	256,500	$0.80
$1.01-2.00	1,701,062	$1.80	6.97	1,149,704	$1.79
$2.01-3.00	2,097,176	$2.33	8.88	937,851	$2.45
$3.10-6.00	11,250	$5.83	7.04	8,203	$5.83
	4,065,988	$2.02	7.91	2,352,258	$1.96

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2024, the intrinsic value for the options vested and outstanding was $1,185,433.

The total intrinsic value of stock options exercised during the year ended December 31, 2024 was $3,069.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2024 and 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	397,500	$4.11
Granted	1,913,661	$0.0001
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2023	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, December 31, 2024	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2024:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	6.23	156,000	$0.80
$6.25	241,500	$6.25	1.96	241,500	$6.25
	2,311,161	$4.11	0.62	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of December 31, 2024, the intrinsic value for the warrants vested and outstanding was $4,428,263.

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

During the year ended December 31, 2024, the Company recorded stock-based compensation expense of $402,163 related to the total fair value of the previously issued restricted stock awards. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $950,672, related to the total value, which was included in general and administrative expenses.

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

During the year ended December 31, 2024, the Company recorded stock-based compensation expense of $148,319 related to the previously issued restricted stock options. Pursuant to the Merger, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, options to purchase up to 595,676 shares of Company common stock under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. The options were issued on a pro-rata basis and resulted in no change in fair value. As a result, there was no remaining unvested stock-based compensation expense under Nexcella.

The Company recognized stock-based compensation of $261,284 related to stock options for the year ended December 31, 2023, which is included in general and administrative expenses.

The following table summarizes the stock option activity for the year ended December 31, 2024 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	186,528	$6.49
Granted	-	$-
Exercised	-	$-
Forfeited	(186,528)	$6.49
Expired	-	$-
Outstanding and expected to vest, December 31, 2024	-	$-

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, payable no later than April 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the year ended December 31, 2024 and 2023, the Company recorded research and development expenses of $4,639,363 and $2,793,712, respectively, related to the license agreement and first amendment.

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

Note 9 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the year ended December 31, 2024, the Company received $1.9 million in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the year ended December 31, 2024 were as follows:

Year Ended December 31, 2024
Operating lease cost	$168,599
Short-term lease cost	56,621
Total lease cost	$225,220

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2024:

December 31, 2024
Operating Leases
Operating lease right-of-use assets	$989,471
Right of use liability operating lease current portion	$65,219
Right of use liability operating lease long term	1,009,551
Total operating lease liabilities	$1,074,770

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 9.00 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at December 31, 2024:

Operating
Leases
2025	$147,798
2026	152,971
2027	158,325
2028	163,866
2029 and thereafter	909,483
Total future undiscounted lease payments	1,532,443
Less: Interest	(457,673)
Present value of lease liabilities	$1,074,770

Note 11 – Income Taxes

The Company is subject to taxation in the United States, California and Australia. At December 31, 2024, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $19,850,000, $19,850,000 and $4,670,000, respectively. The federal loss carryforwards generated after 2017 of approximately $19,800,000 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2034, unless previously utilized. State loss carryforwards also begin expiring in 2034, unless previously utilized, while the Company’s foreign loss carryforward does not expire. The Company also has federal and California research and development credit carryforwards totaling approximately $314,000 and $650,000, respectively, at December 31, 2024. Additionally, the Company has a research orphan tax credit carryover totaling approximately $1,566,000 with a carryover period of 20 years. The Federal credits begin to expire in 2034, unless previously utilized, while the State credits do not expire. The Company also has foreign withholding tax carryforwards totaling $140,000 at December 31, 2024. The foreign withholding tax carryforward credit begins to expire in 2028, unless previously utilized.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to the loss from operations for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Expected income tax benefit computed at the statutory rate	$(6,039,482)	$(4,308,817)
State income tax benefit, net of federal benefit, net of valuation allowance	-	-
Foreign rate differential	45,967	43,337
Foreign losses not benefited	385,628	404,260
Tax effect of:
Change in valuation allowance	7,746,966	3,849,451
Change in fair value of derivative liability	-	-
Other permanent items and tax credits	(1,676,951)	(298,179)
Other non-deductible expenses	(421,091)	336,363
Provision for income taxes	$41,037	$26,415

Net deferred tax assets are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Net operating losses	$6,708,668	$4,081,830
Foreign tax credits	139,978	99,741
Federal & state research credit carryforwards	2,530,635	461,098
Stock-based compensation	775,253	109,859
Amortization of capitalized research and development	5,599,397	2,879,433
Depreciation	10,623	-
Valuation allowance	(15,764,554)	(7,631,961)
Net deferred tax assets	$-	$-

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

For the years ended December 31, 2024 and 2023, domestic and foreign pre-tax losses were as follow:

	December 31, 2024	December 31, 2023

Loss before income taxes - Domestic	$20,114,816	$13,952,065
Loss before income taxes – Foreign	1,542,510	1,617,042
Loss before income taxes - Consolidated	$21,657,326	$15,569,107

Note 12 – Commitments and Contingencies

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2024 and 2023.

Royalty Agreement

On December 22, 2014, the Company entered into a Master Service Agreement (“MSA”) with AxioMx, Inc. (“AxioMx”). AxioMx is in the business of developing and supplying custom affinity reagents. AxioMx and the Company entered into the MSA to serve as a master agreement governing multiple sets of projects as may be agreed upon by them from time to time. Pursuant to the MSA, AxioMx is entitled to royalties on the sale of any Deliverable (as defined in the MSA) that is used for diagnostic, prognostic or therapeutic purposes, in humans or animals, or for microbiology testing, including food safety testing or environmental monitoring. Specifically, the Company shall pay AxioMx a royalty of 3.5% of Net Sales (as defined in the MSA) of assigned products for each Deliverable used in licensed products for therapeutic purposes. In addition, the Company shall pay AxioMx a royalty of 1.5% of Net Sales of assigned products for each Deliverable used in licensed products for diagnostic or prognostic purposes; provided, however, if three Deliverables are used in an assigned product for diagnostic or prognostic purposes, the royalty shall be 4.5%. Through December 31, 2024, no amounts have been paid or accrued under the MSA. As of December 31, 2023, the MSA has expired and the Company does not intend to extend the MSA; however, the royalty obligations survived the termination of the MSA.

Legal Proceedings

From time to time, we may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

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

On June 24, 2021, the Company issued an offer letter to Graham Ross Oncology Consulting Services Ltd., a United Kingdom company, of which Graham Ross, the Company’s Acting Chief Medical Officer and Head of Clinical Development, is the sole member, regarding Dr. Ross’s provision of consultative services to the Company (the “Offer Letter”). Pursuant to the Offer Letter (signed by Dr. Ross on June 24, 2021), Dr. Ross is entitled to an hourly rate for his consulting services and an option grant. On June 24, 2021, the Company also signed a mutual confidentiality and non-disclosure agreement with Graham Ross Oncology Consulting Services Ltd.

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

Note 13 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to December 31, 2024, the Company issued 34,166 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

Subsequent to December 31, 2024, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, has concluded that, based on such evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in a l material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including adequate segregation of duties within systems. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in a l material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we have implemented several remediation steps in 2025, including, but not limited to the following:

●	Added personnel with significant relevant experience in public company internal control environments
●	Engaged a reputable third-party expert to assist with enhancing our risk assessment and control testing processes
●	Established additional points of segregation of duties across our key processes
●	Improved our financial close process with the enhancement of our documentation and review of significant accruals, journal entries and account reconciliations
●	Upgraded our information technology general controls

We believe these measures have strengthened our internal control over financial reporting, specifically as it relates to journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the framework established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including adequate segregation of duties within systems.

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

Changes in Internal Control Over Financial Reporting

Except for the changes related to the remediation of the previously identified material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the headings “Proposal 1. Election of Directors”, “Executive Officers”, “Corporate Governance Standards and Director Independence” (including under “Code of Business Conduct and Ethics” and “Insider Trading Policy”), “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted), in the Company’s 2025 Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders and is incorporated herein by reference.

Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the headings: “Executive Compensation”-”Summary Compensation Table”, “Narrative Disclosure to Summary Compensation Table”, “Equity Grant Practices”, “Bonus Arrangements”, “Outstanding Equity Awards at December 31, 2024”, “Non-Employee Director Compensation” and “Outstanding Equity Awards at December 31, 2024 Held by Non-Employee Directors”, in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information”(including under “Equity Compensation Plan Table”) in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Standards and Director Independence” - “Director Independence” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Crowe LLP, Los Angeles, California; PCAOB ID#173. The information required by this Item will be set forth under the heading “Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2025”-”Principal Accountant Fees and Services” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 28, 2021)

4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated August 21, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2023)

4.3	Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024 and incorporated herein by reference)

4.4*	Description of the Registrant’s Securities

10.1+	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.2+	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.3#	IP License Agreement by and between the Company and Immix Biopharma Australia Pty Ltd dated January 23, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.4+	Employment Agreement by and between the Company and Ilya Rachman dated June 18, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.5+	Management Services Agreement by and between the Company and Alwaysraise LLC, dated March 18, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.6	Master Service Agreement by and between the Company and AxioMx, Inc. dated December 22, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.7#	Clinical Collaboration and Supply Agreement by and between the Company and BeiGene Switzerland GmbH dated August 20, 2021 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2021)

10.8+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.9+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.10#	Research and License Agreement entered into on December 8, 2022 by and between Nexcella, Inc. (formerly Immix Biopharma Cell Therapy, Inc.), Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022)

10.11	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.12*	Senior Unsecured Promissory Note issued by Nexcella, Inc. to Immix Biopharma, Inc. on December 21, 2022 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023.

10.13+	2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.14+	Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024 and incorporated herein by reference)

10.15	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.16+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of May 12, 2023(filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023 and incorporated herein by reference)

10.17+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of May 12, 2023(filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022)

16.1	Letter from KMJ Corbin & Company LLP dated July 19, 2024 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Crowe LLP, independent registered public accounting firm

23.2*	Consent of KMJ Corbin & Company LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.7	Immix Biopharma, Inc. Executive Clawback Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats such information as private or confidential and such omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 2025.

/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilya Rachman	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 24, 2025
Ilya Rachman

/s/ Gabriel Morris	Chief Financial Officer and Director	March 24, 2025
Gabriel Morris	(Principal Financial and Accounting Officer)

/s/ Jason Hsu	Director	March 24, 2025
Jason Hsu

/s/ Magda Marquet	Director	March 24, 2025
Magda Marquet

/s/ Helen C. Adams	Director	March 24, 2025
Helen C. Adams

/s/ Carey Ng	Director	March 24, 2025
Carey Ng

/s/ Jane Buchan	Director	March 24, 2025
Jane Buchan

/s/ Yekaterina Chudnovsky	Director	March 24, 2025
Yekaterina Chudnovsky

