Form 10-Q
period 2025-03-31
Immix Biopharma, Inc.
filed 2025-05-08
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock outstanding as of May 6, 2025 was 27,877,293.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 25, 2025, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,921,101	$17,681,954
Tax receivable	-	1,974,370
Prepaid expenses and other current assets	858,143	541,510

Total current assets	16,779,244	20,197,834

Other assets	20,418	20,418
Right-of-use asset, net	968,444	989,471
Property and equipment, net	2,123,934	1,740,149

Total assets	$19,892,040	$22,947,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,239,544	$8,621,899
Operating lease liability - current	67,817	65,219

Total current liabilities	9,307,361	8,687,118

Operating lease liability – long term	991,126	1,009,551
Total liabilities	10,298,487	9,696,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 27,924,704 shares issued and 27,852,341 shares outstanding at March 31, 2025 and 27,612,383 shares issued and 27,540,020 shares outstanding at December 31, 2024	2,793	2,762
Additional paid-in capital	89,242,459	88,374,131
Accumulated other comprehensive income	15,463	(1,056)
Accumulated deficit	(79,567,199)	(75,024,671)
Treasury stock at cost, 72,363 shares as of March 31, 2025 and December 31, 2024	(99,963)	(99,963)
Total stockholders’ equity	9,593,553	13,251,203

Total liabilities and stockholders’ equity	$19,892,040	$22,947,872

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$2,707,851	$2,341,464
Research and development	1,975,074	3,248,669

Total operating expenses	4,682,925	5,590,133

Loss from operations	(4,682,925)	(5,590,133)

Other income (expense):
Interest income	150,219	267,908
Total other income (expense), net	150,219	267,908

Loss before provision for income taxes	(4,532,706)	(5,322,225)

Provision for income taxes	9,822	8,839

Net loss	(4,542,528)	(5,331,064)
Net loss attributable to non-controlling interests	-	72,073
Net loss attributable to Immix Biopharma, Inc. common stockholders	(4,542,528)	(5,258,991)

Other comprehensive income (loss):
Foreign currency translation	16,519	(45,052)
Total other comprehensive loss	16,519	(45,052)

Comprehensive loss	$(4,526,009)	$(5,304,043)

Loss per common share - basic and diluted	$(0.15)	$(0.22)

Weighted average shares outstanding - basic and diluted	29,701,080	23,438,143

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$-	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	-	16,519

Balance March 31, 2025	27,924,704	$2,793	$89,242,459	$15,463	$(79,567,199)	(72,363)	$(99,963)	$-	$9,593,553

Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	$2,648	$86,593,132	$89,614	$(58,670,286)	(72,363)	$(99,963)	$(283,282)	$27,631,863

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net loss	$(4,542,528)	$(5,331,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	868,359	943,264
Depreciation	38,153	3,010
Amortization of right of use asset	21,027	20,840
Changes in operating assets and liabilities:
Tax receivable	2,003,580	(911,540)
Prepaid expenses and other current assets	(316,622)	(476,990)
Other assets	-	(20,418)
Accounts payable and accrued expenses	258,718	1,924,742
Operating lease liability	(15,827)	21,310

Net cash used in operating activities	(1,685,140)	(3,826,846)

Investing Activities:
Purchase of property and equipment	(67,713)	(301,913)

Net cash used in investing activities	(67,713)	(301,913)

Financing Activities:
Proceeds from sale of common stock, net of offering costs	-	15,946,078
Proceeds from exercise of stock options	-	2,489

Net cash provided by financing activities	-	15,948,567

Effect of foreign currency on cash	(8,000)	(10,366)

Net change in cash and cash equivalents	(1,760,853)	11,809,442
Cash and cash equivalents – beginning of period	17,681,954	17,509,791
Cash and cash equivalents – end of period	$15,921,101	$29,319,233

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$9,822	$8,839

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$-	$1,071,918
Purchase of property and equipment included in accounts payable and accrued expenses	$354,225	$11,750
Deferred offering costs charged against proceeds from sale of common stock	$-	$87,229
Shares issues for vested restricted stock awards	$16	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on developing cell therapies in AL Amyloidosis and other serious diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), its cell therapy division, which subsequently merged into the Company in May 2024, with the Company continuing as the surviving entity.

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

The condensed consolidated financial statements and related disclosures as of March 31, 2025, and for the three months ended March 31, 2025 and 2024 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024 and 2023 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

From July 14, 2023 through February 5, 2024, the Company sold 328,136 common shares pursuant to the July 2023 ATM Facility for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and the Sales Agent. The Company does not expect to make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July 2023 Sales Agreement remains in full force and effect.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred.

The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash, cash equivalents and restricted cash as of March 31, 2025 and expected disbursements under the CIRM grant will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing of our Quarterly Report on Form 10-Q.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$6,386,212	$-	$-
Cash equivalents (US Treasuries)	6,536,921	$-	$-
	$12,923,133	$-	$-

As of March 31, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,208,776	$-	$-
Cash equivalents (US Treasuries)	7,220,655	$-	$-
	$15,429,431	$-	$-

As of December 31, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $124 and $911,540 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company recognized a tax receivable related to the expected cash refund from the Australian Taxation Office of $0 and $1,974,370, respectively, in the accompanying consolidated balance sheets.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company and Nexcella, its majority-owned subsidiary through May 2024, and wholly-owned subsidiary thereafter, maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(11,652) and $38,182 for the three months ended March 31, 2025 and 2024, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2025 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (see Note 7). As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three months ended March 31, 2025 and 2024, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 4,488,488 and 2,908,810 shares of common stock, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of March 31, 2025 and December 31, 2024, the Company did not have any finance leases.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 3 – Agreements with Nexcella Subsidiary

Nexcella Absorption

On May 20, 2024, Nexcella, was merged (the “Merger”) with and into the Company, with the Company as the surviving corporation (the “Nexcella Absorption”). The Merger was effected pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”) when the Company filed a Certificate of Ownership and Merger (“Certificate of Merger”) with the Secretary of State of the State of Delaware. Immediately prior to the Merger, the Company owned greater than 95% of the outstanding common stock on a fully diluted basis of Nexcella, par value $0.0001 per share (the “Nexcella Shares”), and 100% of the outstanding shares of each other class of capital stock of Nexcella. Under the DGCL, the only approval required was that of the Company’s Board of Directors for the Merger to become effective. As a result of the Merger, Nexcella ceased to exist and all assets, operations and other property and rights of Nexcella have been succeeded to by the Company. Pursuant to the terms of the Certificate of Merger, as a result of the Merger, each of the outstanding Nexcella Shares (other than Nexcella Shares held by the Company) were converted into common stock of the Company (“Company Merger Shares”). In connection with the Merger, the Company issued 989,876 shares of its common stock to the former stockholders of Nexcella (other than shares held by the Company) (including Company common stock issued to third-party cash investors in Nexcella) (the “Merger Shares”). The shares were issued on a pro-rata basis and as such resulted in no change in fair value. In addition, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company and options to purchase up to 595,676 shares of Company common stock at an exercise price of $2.47 per share (the closing price on May 17, 2024), under the Company’s Amended and Restated 2021 Omnibus Equity Incentive Plan. As such, as of May 20, 2024, the Founders Agreement and Management Services Agreement listed below with Nexcella are no longer in effect.

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

Each share of Class A Preferred Stock was convertible, at the Company’s option, into one fully paid and nonassessable share of Nexcella’s common stock, subject to certain adjustments. As a holder of Nexcella’s Class A Preferred Stock, the Company received on each March 13th (each a “PIK Dividend Payment Date”) until the date all outstanding Class A Preferred Stock was converted into Nexcella’s common stock or redeemed (and the purchase price is paid in full), pro rata per share dividends paid in additional fully paid and nonassessable shares of Nexcella common stock (“PIK Dividends”) such that the aggregate number of shares of common stock issued pursuant to such PIK Dividend was equal to 2.5% of Nexcella’s fully-diluted outstanding capitalization on the date that was one business day prior to any PIK Dividend Payment Date. In addition, as a holder of Class A Preferred Stock, the Company was entitled to cast for each share of Class A Preferred Stock held as of the record date for determining stockholders entitled to vote on matters presented to the stockholders of Nexcella, the number of votes that was equal to 1.1 times a fraction, the numerator of which was the sum of (A) the shares of outstanding Nexcella common stock and (B) the whole shares of Nexcella common stock into which the shares of outstanding Nexcella Class A Common Stock and the Class A Preferred Stock were convertible and the denominator of which was the number of shares of outstanding Nexcella Class A Preferred Stock.

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

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Prepaid research and development expenses	$372,922	$472,508
Prepaid insurance expense	169,087	9,334
Prepaid investor relations expense	147,735	27,397
Other current assets	168,399	32,271
Total prepaid expenses and other current assets	$858,143	$541,510

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts payable	$5,742,091	$5,388,494
Accrued research and development expenses	2,537,992	2,423,177
Accrued professional services	100,300	22,500
Accrued compensation and related expenses	731,794	658,161
Other accrued expenses	127,367	129,567
Total accounts payable and accrued expenses	$9,239,544	$8,621,899

Note 6 – Property and Equipment

Property and equipment at March 31, 2025 and December 31, 2024 consisted of:

	March 31, 2025	December 31, 2024
Operating equipment	$1,028,197	$844,740
Office equipment	3,896	3,896
	1,032,093	848,636
Less: Accumulated depreciation	(85,408)	(47,255)
	946,685	801,381
Construction in progress	1,177,249	938,768
	$2,123,934	$1,740,149

For the three months ended March 31, 2025 and 2024, depreciation expense amounted to $38,153 and $3,010, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,177,249 as of March 31, 2025, represents the investment in building a biopharmaceutical processing facility inside the leased property.

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

During the three months ended March 31, 2024, the Company sold a total of 68,302 shares of its common stock under the July 2023 ATM Facility for aggregate net proceeds of $338,495, after deducting commissions and SEC fees, and charging $87,229 of deferred offering costs against the proceeds. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and ThinkEquity LLC. The Company does not expect to make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the July 2023 Sales Agreement remains in full force and effect.

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

Other Common Stock Issuances

During the three months ended March 31, 2025, the Company issued 34,166 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended March 31, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the three months ended March 31, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

During the three months ended March 31, 2025, the Company issued 164,315 shares of common stock upon the vesting of restricted stock awards.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan (the “2nd Amended 2021 Plan”) to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) approve the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2nd Amended 2021 Plan.

As of March 31, 2025, there were 2,185,757 shares of the Company’s common stock remaining to be issued under the 2nd Amended 2021 Plan.

The Company recognized stock-based compensation of $434,701 and $221,499 related to stock options for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $2,393,388, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.46 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2025:

2025
Volatility	99-105%
Expected life (years)	6.02-10.00
Risk-free interest rate	4.42-4.58%
Dividend rate	—%

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2025	4,065,988	$2.02
Granted	25,000	$2.20
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2025	4,090,988	$2.02

The following table discloses information regarding outstanding and exercisable options at March 31, 2025:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 0.00-1.00	256,500	$0.80	5.95	256,500	$0.80
$ 1.01-2.00	1,701,062	$1.80	6.73	1,239,712	$1.79
$ 2.01-3.00	2,122,176	$2.33	8.64	1,124,886	$2.42
$ 3.10-6.00	11,250	$5.83	6.79	8,907	$5.83
	4,090,988	$2.02	7.67	2,630,005	$1.98

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2025, the aggregate intrinsic value for the options vested and outstanding was $289,080.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2025	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, March 31, 2025	2,311,161	$0.71

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2025:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	5.98	156,000	$0.80
$6.25	241,500	$6.25	1.71	241,500	$6.25
	2,311,161	$0.71	0.58	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of March 31, 2025, the intrinsic value for the warrants vested and outstanding was $3,352,039.

Restricted Stock Awards

During the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $167,408 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. The unrecognized stock-based compensation expense of $75,046 related to unvested restricted common stock is expected to be recognized over the remaining vesting period of 0.2 years. As of March 31, 2025, 234,736 shares of restricted common stock have vested with the remaining 41,023 restricted shares to vest over the vesting period of 0.2 years.

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

During the three months ended March 31, 2025 and 2024, the Company recorded research and development expenses of $1,005,513 and $695,313, respectively, related to the license agreement and first amendment.

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

Note 9 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three months ended March 31, 2025 were as follows:

March 31, 2025
Operating lease cost	$42,150
Short-term lease cost	8,400
Total lease cost	$50,550

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2024:

March 31, 2025
Operating Leases
Operating lease right-of-use assets	$968,444
Right of use liability operating lease current portion	$67,817
Right of use liability operating lease long term	991,126
Total operating lease liabilities	$1,058,943

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 8.75 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at March 31, 2025:

Operating
Leases
2025 (remaining 9 months)	$110,849
2026	152,971
2027	158,325
2028	163,866
2029 and thereafter	909,482
Total future undiscounted lease payments	1,495,493
Less: Interest	(436,550)
Present value of lease liabilities	$1,058,943

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024.

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

Note 12 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to March 31, 2025, the Company issued 24,952 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in “Risk Factors”,, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and select other serious diseases. Our lead cell therapy candidate is U.S. Food and Drug Administration (“FDA”) investigational new drug (“IND”) cleared CAR-T NXC-201 (“NXC-201”), currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and our ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

NXC-201 has been awarded Orphan Drug Designation (“ODD”) by both the FDA and European Commission (“EMA”) in AL Amyloidosis.

Our mission is to harness the immune system through innovative cell therapies and other modalities to deliver widely accessible cures in AL Amyloidosis and other serious diseases, as we believe patients are waiting.

Our strategy is to:

●	Develop our lead candidate NXC-201 in AL Amyloidosis and select immune-medicated diseases; and

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today.

Our N-GENIUS platform has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T for AL Amyloidosis and other serious diseases.

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

As of May 2025, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

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

As of May 2025, we have disclosed treatment of 6 relapsed/refractory AL Amyloidosis patients in the United States in our ongoing Phase 1b/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

As of May 2025, we have disclosed treatment of 16 relapsed/refractory AL Amyloidosis patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) ex-U.S. clinical trial.

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

Our Other Programs

Our other programs include NXC-201 for other serious immune-mediated diseases, a $25 billion combined annual market size according to Grand View Research and Fortune Business Insights and other preclinical candidates.

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

From July 14, 2023 through February 5, 2024, the Company sold 328,136 shares of common stock pursuant to the July 2023 Sales Agreement for net proceeds of $1,091,887, after offering expenses. On February 5, 2024, the Company suspended, and is not offering any shares of its common stock pursuant to, the prospectus supplement dated July 14, 2023, relating to the July 2023 Sales Agreement by and between the Company and the Sales Agent. The Company does not expect to make any sales of common stock pursuant to the July 2023 Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Sales Agreement remains in full force and effect.

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

CIRM Grant

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. As of April 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

General and Administrative Expense

General and administrative expense was $2,707,851 for the three months ended March 31, 2025, compared to $2,341,464 for the three months ended March 31, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended March 31, 2025, due to increased compensation of $396,200 due to hiring of additional employees, and increased other general expenses of $40,959, slightly offset by decreases in investor relations and professional services of $56,991 and stock-based compensation of $13,781.

Research and Development Expense

Research and development expense was $1,975,074 for the three months ended March 31, 2025, compared to $3,248,669 for the three months ended March 31, 2024.

The decrease in research and development expenses was primarily driven by $1,650,000 in CIRM grant reimbursement, which was not present in the prior period. This reimbursement is recorded as an offset to research and development expenses. This decrease was partially offset by an increase in expenses related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, clinical research organizations (“CROs”) and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $150,219 for the three months ended March 31, 2025, compared to $267,908 for the three months ended March 31, 2024. Interest income was related to interest received on investments in money market funds and US Treasuries. The decrease is a result of the Company maintaining lower balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2025 was $9,822 compared to $8,839 for the three months ended March 31, 2024, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2025 was $4,542,528 compared to $5,331,064 for the three months ended March 31, 2024, which increase was due primarily to the decrease in research and development expenses, as discussed above.

Liquidity and Capital Resources

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

As discussed above, on July 25, 2024, the Company was awarded an $8 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of April 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

As of March 31, 2025, we had total assets of approximately $19.9 million and working capital of approximately $7.5 million. As of March 31, 2025, our liquidity included approximately $15.9 million of cash and cash equivalents. We believe that our cash and cash equivalents on hand as of the date of this report coupled with expected disbursements under the CIRM grant, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the filing date of this Quarterly Report on Form 10-Q. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease we expect to make total lease payments of $1.5 million through December 2033.

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

Cash used in operating activities

Net cash used in operating activities was $1,685,140 for the three months ended March 31, 2025 and $3,826,846 for the three months ended March 31, 2024. Net cash used for the three months ended March 31, 2025 was primarily related to our net loss of $4,542,528 offset by non-cash items of stock-based compensation expense of $868,359, depreciation expense of $38,153 and right of use asset amortization of $21,027. Operating activities also included a decrease in the tax receivable of $2,003,580, an increase in accounts payable and accrued expenses of $258,718, and an increase in prepaid expenses of $316,622. Net cash used for the three months ended March 31, 2024 was primarily related to our net loss of $5,331,064 offset by non-cash items of stock-based compensation expense of $943,264, depreciation expense of $3,010 and right of use asset amortization of $20,840. Operating activities also included an increase in accounts payable and accrued expenses of $1,924,742, an increase in the tax receivable of $911,540, and an increase in prepaid expenses of $476,990.

Cash used in investing activities

Net cash used in investing activities was $67,713 for the three months ended March 31, 2025, consisting solely of purchase of property and operating equipment, compared to $301,913 for the three months ended March 31, 2024.

Cash provided by financing activities

There were no financing cash flows during the three months ended March 31, 2025, compared to cash provided by financing activities of $15,948,567 for the three months ended March 31, 2024. Net cash provided by financing activities in 2024 was mainly related to proceeds of $425,724 from the sale of common shares through an at-the-market offering and proceeds of $15,520,354 from the sale of common shares through a public offering.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2 – Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), and “Critical Accounting Policies” in Part II, Item 7 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2024, as discussed in greater detail in “Item 9A. Controls and Procedures” of the 2024 Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including adequate segregation of duties within systems.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we continue to work to remediate our material weaknesses, including the establishment of additional points of segregation of duties across our key processes and the upgrade of our information technology general controls. We will continue to evaluate and implement procedures that will strengthen our internal controls. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in Internal Control

Other than the remediation actions noted above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) as filed with the SEC on March 25, 2025. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Company issued 34,166 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended March 31, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the three months ended March 31, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

Subsequent to March 31, 2025, the Company issued 24,952 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: May 8, 2025	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

