Form 10-K/A
period 2024-12-31
Immix Biopharma, Inc.
filed 2025-05-19
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

Explanatory Note

On March 25, 2025, Immix Biopharma, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K failed to include certain required inline XBRL tagging which was inadvertently omitted in the Original Form 10-K, and this Amendment No. 1 to Annual Report on Form 10-K (“Amendment No. 1”) is being filed solely to include such inline XBRL tagging under Item 1C. Cybersecurity.

As such, this Amendment No. 1:

●	restates Part I, Item 1C (Cybersecurity), of the Original Form 10-K to include the required XBRL tagging; and

●	files new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K.

TABLE OF CONTENTS

PART I
Item 1C. Cybersecurity	1

PART IV
Item 15. Exhibits and Financial Statement Schedules	2

i

PART I

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

1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immix Biopharma, Inc.

Date: May 19, 2025		/s/ Ilya Rachman
	By:	Ilya Rachman,
Chief Executive Officer
(Principal Executive Officer)

3