Form 10-Q
period 2025-06-30
Immix Biopharma, Inc.
filed 2025-08-08
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of common stock outstanding as of August 1, 2025 was 28,834,111.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,637,945	$17,681,954
Tax receivable	-	1,974,370
Prepaid expenses and other current assets	687,515	541,510

Total current assets	12,325,460	20,197,834

Other assets	20,418	20,418
Deferred offering cost	110,606	-
Right-of-use asset, net	947,103	989,471
Property and equipment, net	2,231,517	1,740,149

Total assets	$15,635,104	$22,947,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,939,271	$8,621,899
Operating lease liability - current	70,467	65,219

Total current liabilities	10,009,738	8,687,118

Operating lease liability – long term	972,335	1,009,551
Total liabilities	10,982,073	9,696,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 28,478,664 shares issued and 28,406,301 shares outstanding at June 30, 2025 and 27,612,383 shares issued and 27,540,020 shares outstanding at December 31, 2024	2,847	2,762
Additional paid-in capital	90,874,877	88,374,131
Accumulated other comprehensive income	65,032	(1,056)
Accumulated deficit	(86,189,762)	(75,024,671)
Treasury stock at cost, 72,363 shares as of June 30, 2025 and December 31, 2024	(99,963)	(99,963)
Total stockholders’ equity	4,653,031	13,251,203

Total liabilities and stockholders’ equity	$15,635,104	$22,947,872

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$2,745,247	$2,478,357	$5,453,098	$4,819,821
Research and development	3,972,458	2,224,139	5,947,532	5,472,808

Total operating expenses	6,717,705	4,702,496	11,400,630	10,292,629

Loss from operations	(6,717,705)	(4,702,496)	(11,400,630)	(10,292,629)

Other income (expense):
Interest income	104,056	306,915	254,275	574,823
Total other expense, net	104,056	306,915	254,275	574,823

Loss before provision for income taxes	(6,613,649)	(4,395,581)	(11,146,355)	(9,717,806)

Provision for income taxes	8,914	10,269	18,736	19,108

Net loss	(6,622,563)	(4,405,850)	(11,165,091)	(9,736,914)
Net loss attributable to non-controlling interests	-	12,914	-	84,987
Net loss attributable to Immix Biopharma, Inc. common stockholders	(6,622,563)	(4,392,936)	(11,165,091)	(9,651,927)

Other comprehensive income (loss):
Foreign currency translation	49,569	27,358	66,088	(17,694)
Total other comprehensive loss	49,569	27,358	66,088	(17,694)

Comprehensive loss	$(6,572,994)	$(4,365,578)	$(11,099,003)	$(9,669,621)

Loss per common share - basic and diluted	$(0.22)	$(0.15)	$(0.37)	$(0.36)

Weighted average shares outstanding - basic and diluted	29,983,764	28,785,223	29,844,499	27,068,513

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$-	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	-	16,519

Balance March 31, 2025	27,924,704	$2,793	$89,242,459	$15,463	$(79,567,199)	(72,363)	$(99,963)	$-	$9,593,553

Shares issued under ATM facility for cash proceeds, net of offering costs	513,935	51	1,094,348	-	-	-	-	-	1,094,399

Shares issued for exercise of stock options	4,500	-	5,824	-	-	-	-	-	5,824

Shares issued for services	35,525	3	67,497	-	-	-	-	-	67,500

Stock-based compensation	-	-	464,749	-	-	-	-	-	464,749

Net loss	-	-	-	-	(6,622,563)	-	-		(6,622,563)

Foreign currency translation adjustment	-	-	-	49,569	-	-	-	-	49,569

Balance June 30, 2025	28,478,664	$2,847	$90,874,877	$65,032	$(86,189,762)	(72,363)	$(99,963)	$-	$4,653,031

Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	2,648	86,593,132	89,614	$(58,670,286)	(72,363)	(99,963)	(283,282)	27,631,863

Shares issued for services	42,901	5	102,495	-	-	-	-	-	102,500

Stock-based compensation	-	-	535,350	-	-	-	-	-	535,350

Non-controlling interests in subsidiary	-	-	20,200	-	-	-	-	(20,200)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(4,392,936)	-	-	(12,914)	(4,405,850)

Foreign currency translation adjustment	-	-	-	27,358	-	-	-	-	27,358

Balance June 30, 2024	27,501,560	$2,752	$86,934,682	$116,972	$(63,063,222)	(72,363)	$(99,963)	$-	$23,891,221

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net loss	$(11,165,091)	$(9,736,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,400,608	1,581,114
Depreciation	96,647	6,889
Amortization of right of use asset	42,368	41,256
Changes in operating assets and liabilities:
Tax receivable	2,025,564	(815,290)
Prepaid expenses and other current assets	(145,953)	(278,480)
Other assets	-	(20,418)
Accounts payable and accrued expenses	782,904	119,782
Operating lease liability	(31,968)	19,244

Net cash used in operating activities	(6,994,921)	(9,082,817)

Investing Activities:
Purchase of property and equipment	(195,343)	(398,987)

Net cash used in investing activities	(195,343)	(398,987)

Financing Activities:
Proceeds from sale of common stock, net of offering costs	1,104,292	15,946,078
Proceeds from exercise of stock options	5,824	2,489

Net cash provided by financing activities	1,110,116	15,948,567

Effect of foreign currency on cash	36,139	(1,456

Net change in cash and cash equivalents	(6,044,009)	6,465,307
Cash and cash equivalents – beginning of period	17,681,954	17,509,791
Cash and cash equivalents – end of period	$11,637,945	$23,975,098

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$18,736	$19,108

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$-	$1,071,918
Purchase of property and equipment included in accounts payable and accrued expenses	$392,672	$-
Deferred offering costs charged against proceeds from sale of common stock	$9,893	$87,229
Deferred offering costs accrued	$120,499	$-
Shares issued in subsidiary absorption	$-	$99
Shares issued for vested RSUs	$16	$-

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

The condensed consolidated financial statements and related disclosures as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024 and 2023 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Immix Biopharma, Inc., the accounts of its 100% owned subsidiary, IBAPL, and the accounts of its subsidiary Nexcella, which was majority owned through May 2024, and wholly-owned after May 2024, as discussed above. All intercompany transactions and balances have been eliminated in consolidation. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Liquidity and Going Concern – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $6.6 million for the three months ended June 30, 2025 and an accumulated deficit of $86.2 million as of June 30, 2025, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financing.

In February 2024, the Company conducted an underwritten public offering of 5,535,055 shares of its common stock at the public offering price of $2.71 per share, for the net proceeds of $13,565,760, after underwriter discounts and offering expenses (the “Offering”). Pursuant to the underwriting agreement, the Company granted the underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of the Company’s common stock, which was exercised in full on March 1, 2024 for net proceeds of $1,954,594, after underwriting discounts and offering expenses (see Note 6).

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of June 30 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement and $4.4 million of remaining awarded funds are expected to be disbursed upon the achievement of milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock (refer to Note 6 – Stockholders’ Equity). During the three and six months ended June 30, 2025, the Company sold 513,935 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,094,399, after offering expenses. As of August 6, 2025, the Company has sold 1,015,347 common shares pursuant to the June 2025 ATM Agreement for net proceeds of $2,430,741, after offering expenses.

As of June 30, 2025, the Company had cash and cash equivalents of approximately $11.6 million. Management expects the Company to incur losses in the period ending twelve months from this filing, and believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. The Company plans to seek to address this condition by raising additional capital to finance its operations, although the availability of, and the Company’s access to such financing is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$5,742,414	$-	$-
Cash equivalents (US Treasuries)	3,936,613	$-	$-
	$9,679,027	$-	$-

As of June 30, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,208,776	$-	$-
Cash equivalents (US Treasuries)	7,220,655	$-	$-
	$15,429,431	$-	$-

As of December 31, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized no reductions to R&D expense for the three months ended June 30, 2025 and $231,247 for the three months ended June 30, 2024. The Company recognized reductions to R&D expense of $124 and $1,142,787 for the six months ended June 30, 2025 and 2024, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the June 2025 ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the June 2025 ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the June 2025 ATM proceeds. If the Company terminates the June 2025 ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of June 30, 2025, $110,606 of deferred offering costs were capitalized related to the June 2025 ATM Agreement, which are included in deferred offering cost in the accompanying condensed consolidated balance sheet.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company and Nexcella, its majority-owned subsidiary through May 2024, and wholly-owned subsidiary thereafter, maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(5,232) and $18,705 for the three months ended June 30, 2025 and 2024, respectively, and $(16,884) and $(19,477) for the six months ended June 30, 2025 and 2024, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 30, 2025 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (See Note 6). As the shares underlying these Pre-Funded warrants can be issued for nominal consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and six months ended June 30, 2025 and 2024, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 5,338,488 and 2,908,810 shares of common stock, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of June 30, 2025 and December 31, 2024, the Company did not have any finance leases.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid research and development expenses	$437,465	$472,508
Prepaid insurance expense	109,746	9,334
Prepaid investor relations expense	2,603	27,397
Other current assets	137,701	32,271
Total prepaid expenses and other current assets	$687,515	$541,510

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts payable	$6,614,389	$5,388,494
Accrued research and development expenses	2,423,340	2,423,177
Accrued professional services	146,023	22,500
Accrued compensation and related expenses	702,579	658,161
Other accrued expenses	52,940	129,567
Total accounts payable and accrued expenses	$9,939,271	$8,621,899

Note 5 – Property and Equipment

Property and equipment at June 30, 2025 and December 31, 2024 consisted of:

	June 30, 2025	December 31, 2024
Operating equipment	$1,177,402	$844,740
Office equipment	3,896	3,896
	1,181,298	848,636
Less: Accumulated depreciation	(143,901)	(47,255)
	1,037,396	801,381
Construction in progress	1,194,120	938,768
Total property and equipment, net	$2,231,517	$1,740,149

For the six months ended June 30, 2025 and 2024, depreciation expense amounted to $96,647 and $6,889, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,194,120 as of June 30, 2025, represents the investment in building a biopharmaceutical processing facility inside the leased property.

Note 6 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 per share.

June 2025 ATM Sales Agreement

On June 3, 2025, the Company entered into the June 2025 ATM Agreement with Citizens under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and has also provided Citizens with customary indemnification and contribution rights. The Company has reimbursed Citizens for certain specified expenses in the amount of approximately $50,000 in connection with entering into the June 2025 ATM Agreement, and expects to conduct quarterly reimbursements of $3,000 throughout the term of the June 2025 ATM Agreement. Initially, the Company is eligible to sell up to $13,450,000 worth of shares of its common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the June 2025 ATM Agreement. During the three and six months ended June 30, 2025, the Company sold 513,935 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,094,399, after offering expenses. As of August 6, 2025, the Company has sold 1,015,347 common shares pursuant to the June 2025 ATM Agreement for net proceeds of $2,430,741, after offering expenses.

Other Common Stock Issuances

During the six months ended June 30, 2025, the Company issued 69,691 shares of restricted common stock valued at $135,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the six months ended June 30, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the six months ended June 30, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

During the six months ended June 30, 2025, the Company issued 164,315 shares of common stock upon the vesting of restricted stock awards.

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

As of June 30, 2025, there were 2,711,876 shares of the Company’s common stock remaining to be issued under the 2nd Amended 2021 Plan.

During the six months ended June 30, 2025, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 198,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $2.24 per share and vest over periods of 12 to 48 equal monthly installments.

During the six months ended June 30, 2025, the Board of Directors approved the issuance of options to purchase 25,000 shares of the Company’s common stock to employees of the Company with a term of 10 years and an exercise price of $2.20 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $389,702 and $293,802 related to stock options for the three months ended June 30, 2025 and 2024 and $824,404 and $515,301 related to stock options for the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $3,476,703, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.78 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2025:

2025
Volatility	88-105%
Expected life (years)	5.27-10.00
Risk-free interest rate	3.98-4.58%
Dividend rate	—%

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2025	4,065,988	$2.02
Granted	903,000	$2.24
Exercised	(4,500)	$1.33
Forfeited	(19,989)	$2.14
Expired	(3,511)	$2.14
Outstanding and expected to vest, June 30, 2025	4,940,988	$2.06

The following table discloses information regarding outstanding and exercisable options at June 30, 2025:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	5.70	256,500	$0.80
$1.01-2.00	1,696,562	$1.80	6.49	1,325,223	$1.80
$2.01-3.00	2,976,676	$2.30	8.86	1,287,654	$2.40
$3.10-6.00	11,250	$5.83	6.54	9,610	$5.83
	4,940,988	$2.06	7.88	2,878,987	$1.99

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2025, the aggregate intrinsic value for the options vested and outstanding was $699,480 and $811,189, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2025, was $4,532.

Stock Warrants

The following table discloses information regarding outstanding and exercisable, pre-funded and non pre-funded, warrants at June 30, 2025:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	5.73	156,000	$0.80
$6.25	241,500	$6.25	1.46	241,500	$6.25
	2,311,161	$0.71	0.54	2,311,161	$0.71

The following table summarizes the stock warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable (including pre-funded warrants), January 1, 2025	2,311,161	$0.71
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable (including pre-funded warrants), June 30, 2025	2,311,161	$0.71

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of June 30, 2025, the intrinsic value for the warrants vested and outstanding was $4,159,207.

Restricted Stock Awards

During the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $75,046 and $167,408, respectively, related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. As of June 30, 2025, there were no unvested restricted shares.

Note 7 – Licenses Acquired

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, $250,000 of which was paid during the six months ended June 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the six months ended June 30, 2025 and 2024, the Company recorded R&D expenses of $2,616,569 and $1,482,763, respectively, related to the license agreement.

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

Note 8 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the six months ended June 30, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of June 30 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement and $4.4 million of remaining awarded funds are expected to be disbursed upon the achievement of milestones.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease cost	$42,150	$84,300
Short-term lease cost	14,011	22,411
Total lease cost	$56,161	$106,711

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease cost	$42,150	$84,300
Short-term lease cost	13,408	31,824
Total lease cost	$55,558	$116,124

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$947,103	$989,471
Right of use liability operating lease current portion	$70,467	$65,219
Right of use liability operating lease long term	972,335	1,009,551
Total operating lease liabilities	$1,042,802	$1,074,770

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The lease has a remaining term of 8.50 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at June 30, 2025:

Operating
Leases
2025 (remaining 6 months)	$73,899
2026	152,971
2027	158,325
2028	163,866
2029 and thereafter	909,482
Total future undiscounted lease payments	1,458,543
Less: Interest	(415,741)
Present value of lease liabilities	$1,042,802

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024.

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

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term, automatically renewable thereafter for successive one year terms unless terminated by either party, and currently has a term through March 18, 2026. Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Morris MSA dated as of March 24, 2021, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively, and on November 9, 2023, and (ii) Mr. Morris is entitled to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 9, 2024, the Company entered into an amendment to the Morris MSA pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

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

Note 11 – Subsequent Events

Sales under the June 2025 ATM Agreement

Subsequent to June 30, 2025, the Company has sold 501,412 common shares pursuant to the June 2025 ATM Agreement for net proceeds of $1,336,342, after offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in “Risk Factors”, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings (reports, proxy information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors,” “SEC Filings” page of our website at www.immixbio.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information contained on the websites referenced in this Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and other serious diseases. Our lead cell therapy candidate is U.S. Food and Drug Administration (“FDA”) investigational new drug (“IND”) cleared CAR-T NXC-201 (“NXC-201”), currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial.

NXC-201 has been awarded Regenerative Medicine Advanced Therapy (“RMAT”) Designation by the FDA, and Orphan Drug Designation (“ODD”) by both the FDA and European Commission (“EMA”) in AL Amyloidosis.

Our mission is to harness the immune system through innovative cell therapies and other modalities to deliver widely accessible cures in AL Amyloidosis and other serious diseases, as we believe patients are waiting.

Our strategy is to:

●	Develop our lead candidate NXC-201 in AL Amyloidosis and other serious diseases; and

●	Pursue development of NXC-201 and additional cell therapy candidates in other applicable indications where CAR-T is not an approved therapy today.

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

As of August 2025, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

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

As of August 2025, we have disclosed treatment of 10 relapsed/refractory AL Amyloidosis patients in the United States in our ongoing Phase 1b/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

As of August 2025, we have disclosed treatment of 16 relapsed/refractory AL Amyloidosis patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) ex-U.S. clinical trial.

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

In July 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis.

In December 2024, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 66th annual ASH meeting, covering 16 relapsed/refractory AL Amyloidosis patients treated with NXC-201, indicating an overall response rate of 94% (15/16) and a complete response rate of 75% (12/16).

In February 2025, the FDA granted RMAT designation to NXC-201 for relapsed/refractory AL Amyloidosis. RMAT designation potentially streamlines the path to FDA approval by allowing frequent interactions with FDA and routes to FDA Accelerated Approval and Priority Review.

In June 2025, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 2025 American Society of Clinical Oncology Annual Meeting (ASCO 2025), covering 10 relapsed/refractory AL Amyloidosis patients treated with NXC-201. After NXC-201 treatment, all patients normalized pathological disease markers. Complete responses (CRs) were observed in 70% (7 out of 10) of patients treated with NXC-201. The remaining 3 patients are bone marrow minimum residual disease (MRD) negative (10-6), predicting future CR (Immix believes remaining three MRD negative (10-6) patients could be confirmed as CRs in the coming weeks and months). Downstream clinical improvement, including cardiac and renal organ responses, were recorded after CRs. There have been no relapses recorded and no safety signals identified as of the date of this report. Also, as of the date of this report, no neurotoxicity has been observed and only low-grade cytokine release syndrome has been observed.

In July 2025, the Company expanded the number of clinical trial sites to 18 in its relapsed/refractory AL Amyloidosis clinical trial NEXICART-2 with a registrational design.

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, $250,000 of which was paid during the six months ended June 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones. The upfront license fee was paid in full during the six months ended June 30, 2025.

CIRM Grant

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the six months ended June 30, 2025, the Company received $1.7 million in grant reimbursements under the grant agreement. As of August 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement and $4.4 million of remaining awarded funds are expected to be disbursed upon the achievement of milestones.

June 2025 ATM Sales Agreement

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and has also provided Citizens with customary indemnification and contribution rights. The Company has reimbursed Citizens for certain specified expenses in the amount of approximately $50,000 in connection with entering into the June 2025 ATM Agreement, and expects to conduct quarterly reimbursements of $3,000 throughout the term of the June 2025 ATM Agreement. Initially, the Company is eligible to sell up to $13,450,000 worth of shares of its common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the June 2025 ATM Agreement.. During the three and six months ended June 30, 2025, the Company sold 513,935 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,094,399, after offering expenses. As of August 6, 2025, the Company has sold 1,015,347 common shares pursuant to the June 2025 ATM Agreement for net proceeds of $2,430,741, after offering expenses.

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

General and Administrative Expense

General and administrative expenses were $2,745,247 for the three months ended June 30, 2025, compared to $2,478,357 for the three months ended June 30, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended June 30, 2025, due to increases in professional fees of $198,910, compensation of $148,865, due to hiring of additional employees, and other general expenses of $61,716, slightly offset by decreases of $71,999 in investor relations expense and stock-based compensation of $70,602.

Research and Development Expense

Research and development expense was $3,972,458 for the three months ended June 30, 2025, compared to $2,224,139 for the three months ended June 30, 2024.

The increase in research and development expenses was primarily driven by an increase in expenses related to our ongoing Phase 1b/2a CAR-T clinical trial, including, but not limited to, related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $104,056 for the three months ended June 30, 2025, compared to $306,915 for the three months ended June 30, 2024. Interest income was related to interest received on investments in money market funds and US Treasuries. The decrease is a result of the Company maintaining lower balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2025 was $8,914 compared to $10,269 for the three months ended June 30, 2024, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended June 30, 2025 was $6,622,563, compared to $4,405,850 for the three months ended June 30, 2024, which increase was due primarily to the increase in research and development expenses, as discussed above.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

General and Administrative Expense

General and administrative expenses were $5,453,098 for the six months ended June 30, 2025, compared to $4,819,821 for the six months ended June 30, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the six months ended June 30, 2025, due to increases in compensation of $545,065, due to hiring additional employees, other general expenses of $102,675, investor relations expenses of $43,961 and professional services of $25,959, slightly offset by a $84,383 decrease in stock-based compensation.

Research and Development Expense

Research and development expense was $5,947,532 for the six months ended June 30, 2025, compared to $5,472,808 for the six months ended June 30, 2024.

The increased research and development expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were related to our ongoing Phase 1b/2a CAR-T clinical trial, including, but not limited to, related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $254,275 for the six months ended June 30, 2025, compared to $574,823 for the six months ended June 30, 2024. Interest income in the current period was related to interest received on investments in a money market fund which decreased as a result of the Company maintaining lower balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2025 was $18,736 compared to $19,108 for the six months ended June 30, 2024, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the six months ended June 30, 2025 was $11,165,091 compared to $9,736,914 for the six months ended June 30, 2024, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, each as discussed in greater detail above.

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

In February and March 2024, we conducted an underwritten public offering of 6,319,025 shares of our common stock, inclusive of the underwriter’s exercise in full of its over-allotment option, at $2.71 per share, for net proceeds of approximately $15.5 million, after underwriting discounts and offering expenses.

As discussed above, on July 25, 2024, the Company was awarded an $8 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of August 2025, the Company has received $3.6 million in grant reimbursements under the grant agreement.

In June 2025, the Company entered into the June 2025 ATM Agreement with Citizens under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million in shares of its $0.0001 par value common stock, through Citizens as its sales agent. During the three and six months ended June 30, 2025, the Company sold 513,935 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,094,399, after offering expenses. As of August 6, 2025, the Company has sold 1,015,347 common shares pursuant to the June 2025 ATM Agreement for net proceeds of $2,430,741, after offering expenses.

As of June 30, 2025, we had total assets of approximately $15.6 million and working capital of approximately $2.3 million. As of June 30, 2025, our liquidity included approximately $11.6 million of cash and cash equivalents. We believe that our cash and cash equivalents on hand as of the date of this report, will not be sufficient to fund our planned operations over the twelve month period following the date of this report. In addition, we believe that we will need additional capital to continue our planned operations beyond the twelve month period following the filing date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Cash used in operating activities

Net cash used in operating activities was $6,994,921 for the six months ended June 30, 2025 and $9,082,817 for the six months ended June 30, 2024. Net cash used for the six months ended June 30, 2025 was primarily related to our net loss of $11,165,091, offset by non-cash items of stock-based compensation expense of $1,400,608, depreciation expense of $96,647 and right of use asset amortization of $42,368. Operating activities also included an increase in accounts payable and accrued expenses of $782,904, an increase prepaid expenses of $145,953, and a decrease in the tax receivable of $2,025,564. Net cash used for the six months ended June 30, 2024 was primarily related to our net loss of $9,736,914, offset by non-cash items of stock-based compensation expense of $1,581,114, depreciation expense of $6,889 and right of use asset amortization of $41,256. Operating activities also included an increase in accounts payable and accrued expenses of $119,782, an increase in the tax receivable of $815,290, and an increase in prepaid expenses of $278,480.

Cash used in investing activities

Net cash used in investing activities was $195,343 for the six months ended June 30, 2025, consisting solely of purchase of property and equipment, compared to $398,987 for the six months ended June 30, 2024.

Cash provided by financing activities

Net cash provided by financing activities was $1,110,116 for the six months ended June 30, 2025 and $15,948,567 for the six months ended June 30, 2024. Net cash provided by financing activities in 2025 was related to proceeds of $1,104,292 from the sale of common shares through an at-the-market offering. Net cash provided by financing activities in 2024 was related to proceeds of $425,724 from the sale of common shares through an at-the-market offering and proceeds of $15,520,354 from the sale of common shares through a public offering

JOBS Act

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weakness in internal control over financial reporting described below.

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

Inherent Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) as filed with the SEC on March 25, 2025, and below. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing cash on hand, CIRM grant funding, and use of our ATM will fund our planned operating expenses into the third quarter of 2026. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

As of June 30, 2025, the Company had cash and cash equivalents of approximately $12 million. In addition, the company has $4.4 million remaining to draw on the CIRM grant and $2.4 million was raised via the June 2025 ATM to-date as of Aug 6, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2025, the Company issued 69,691 shares of restricted common stock valued at $135,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the six months ended June 30, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the six months ended June 30, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	At The Market Offering Agreement dated as of June 3, 2025 between the Company and Citizens JMP Securities, LLC (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 3, 2025, and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: August 8, 2025	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

