Form 10-Q
period 2025-09-30
Immix Biopharma, Inc.
filed 2025-11-07
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of common stock outstanding as of November 5, 2025 was 33,577,873.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,947,308	$17,681,954
Tax receivable	-	1,974,370
Prepaid expenses and other current assets	636,972	541,510

Total current assets	16,584,280	20,197,834

Other assets	20,418	20,418
Deferred offering cost	111,689	-
Right-of-use asset, net	1,005,434	989,471
Property and equipment, net	2,358,783	1,740,149

Total assets	$20,080,604	$22,947,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,709,299	$8,621,899
Operating lease liability - current	141,282	65,219

Total current liabilities	10,850,581	8,687,118

Operating lease liability – long term	965,053	1,009,551
Total liabilities	11,815,634	9,696,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 33,107,878 shares issued and 33,035,515 shares outstanding at September 30, 2025 and 27,612,383 shares issued and 27,540,020 shares outstanding at December 31, 2024	3,311	2,762
Additional paid-in capital	102,074,612	88,374,131
Accumulated other comprehensive income	62,464	(1,056)
Accumulated deficit	(93,775,454)	(75,024,671)
Treasury stock at cost, 72,363 shares as of September 30, 2025 and December 31, 2024	(99,963)	(99,963)
Total stockholders’ equity	8,264,970	13,251,203

Total liabilities and stockholders’ equity	$20,080,604	$22,947,872

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$3,078,378	$2,949,403	$8,531,476	$7,769,224
Research and development	4,584,131	4,445,528	10,531,663	9,918,336

Total operating expenses	7,662,509	7,394,931	19,063,139	17,687,560

Loss from operations	(7,662,509)	(7,394,931)	(19,063,139)	(17,687,560)

Other income (expense):
Interest income	84,539	256,680	338,814	831,503
Total other expense, net	84,539	256,680	338,814	831,503

Loss before provision for income taxes	(7,577,970)	(7,138,251)	(18,724,325)	(16,856,057)

Provision for income taxes	7,722	11,144	26,458	30,252

Net loss	(7,585,692)	(7,149,395)	(18,750,783)	(16,886,309)
Net loss attributable to non-controlling interests	-	-	-	84,987
Net loss attributable to Immix Biopharma, Inc. common stockholders	(7,585,692)	(7,149,395)	(18,750,783)	(16,801,322)

Other comprehensive income (loss):
Foreign currency translation	(2,568)	75,079	63,520	57,385
Total other comprehensive loss	(2,568)	75,079	63,520	57,385

Comprehensive loss	$(7,588,260)	$(7,074,316)	$(18,687,263)	$(16,743,937)

Loss per common share - basic and diluted	$(0.24)	$(0.24)	$(0.61)	$(0.60)

Weighted average shares outstanding - basic and diluted	31,926,651	29,424,444	30,546,177	27,859,556

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$-	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	-	16,519

Balance March 31, 2025	27,924,704	$2,793	$89,242,459	$15,463	$(79,567,199)	(72,363)	$(99,963)	$-	$9,593,553

Shares issued under ATM facility for cash proceeds, net of offering costs	513,935	51	1,094,348	-	-	-	-	-	1,094,399

Shares issued for exercise of stock options	4,500	-	5,824	-	-	-	-	-	5,824

Shares issued for services	35,525	3	67,497	-	-	-	-	-	67,500

Stock-based compensation	-	-	464,749	-	-	-	-	-	464,749

Net loss	-	-	-	-	(6,622,563)	-	-		(6,622,563)

Foreign currency translation adjustment	-	-	-	49,569	-	-	-	-	49,569

Balance June 30, 2025	28,478,664	$2,847	$90,874,877	$65,032	$(86,189,762)	(72,363)	$(99,963)	$-	$4,653,031

Shares issued under ATM facility for cash proceeds, net of offering costs	573,446	58	1,478,918	-	-	-	-	-	1,478,976

Shares and common stock warrants issued for cash proceeds, net of offering costs	3,915,604	392	9,249,844	-	-	-	-	-	9,250,236

Shares issued for exercise of stock options	400	-	516	-	-	-	-	-	516

Shares issued for services	28,320	3	67,497	-	-	-	-	-	67,500

Shares issued for vested restricted stock awards	111,444	11	(11)	-	-	-	-	-	-

Stock-based compensation	-	-	402,971	-	-	-	-	-	402,971

Net loss	-	-	-	-	(7,585,692)	-	-		(7,585,692)

Foreign currency translation adjustment	-	-	-	(2,568)	-	-	-	-	(2,568)

Balance September 30, 2025	33,107,878	$3,311	$102,074,612	$62,464	$(93,775,454)	(72,363)	$(99,963)	$-	$8,264,970

Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facility for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	85,486	9	327,367	-	-	-	-	-	327,376

Stock-based compensation	-	-	615,888	-	-	-	-	-	615,888

Non-controlling interests in subsidiary	-	-	9,472	-	-	-	-	(9,472)	-

Net loss	-	-	-	-	(5,258,991)	-	-	(72,073)	(5,331,064)

Foreign currency translation adjustment	-	-	-	(45,052)	-	-	-	-	(45,052)

Balance March 31, 2024	26,468,783	2,648	86,593,132	89,614	$(58,670,286)	(72,363)	(99,963)	(283,282)	27,631,863

Shares issued for services	42,901	5	102,495	-	-	-	-	-	102,500

Stock-based compensation	-	-	535,350	-	-	-	-	-	535,350

Non-controlling interests in subsidiary	-	-	20,200	-	-	-	-	(20,200)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(4,392,936)	-	-	(12,914)	(4,405,850)

Foreign currency translation adjustment	-	-	-	27,358	-	-	-	-	27,358

Balance June 30, 2024	27,501,560	$2,752	$86,934,682	$116,972	$(63,063,222)	(72,363)	$(99,963)	$-	$23,891,221

Shares issued for services	51,378	5	104,995	-	-	-	-	-	105,000

Stock-based compensation	-	-	628,806	-	-	-	-	-	628,806

Net loss	-	-	-	-	(7,149,395)	-	-	-	(7,149,395)

Foreign currency translation adjustment	-	-	-	75,079	-	-	-	-	75,079

Balance September 30, 2024	27,552,938	$2,757	$87,668,483	$192,051	$(70,212,617)	(72,363)	$(99,963)	$-	$17,550,711

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net loss	$(18,750,783)	$(16,886,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,871,079	2,314,920
Depreciation	193,633	12,338
Amortization of right of use asset	80,237	61,713
Changes in operating assets and liabilities:
Tax receivable	2,047,128	(746,748)
Prepaid expenses and other current assets	(95,381)	7,932
Other assets	-	(20,418)
Accounts payable and accrued expenses	1,818,025	2,120,531
Operating lease liability	(64,635)	17,137

Net cash used in operating activities	(12,900,697)	(13,118,904)

Investing Activities:
Purchase of property and equipment	(567,799)	(670,529)

Net cash used in investing activities	(567,799)	(670,529)

Financing Activities:
Payments of deferred offering costs	(166,755)	-
Proceeds from sale of common stock, net of offering costs	11,878,678	15,946,078
Proceeds from exercise of stock options	6,340	2,489

Net cash provided by financing activities	11,718,263	15,948,567

Effect of foreign currency on cash	15,587	21,506

Net change in cash and cash equivalents	(1,734,646)	2,180,640
Cash and cash equivalents – beginning of period	17,681,954	17,509,791
Cash and cash equivalents – end of period	$15,947,308	$19,690,431

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$26,458	$30,252

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$96,200	$1,071,918
Purchase of property and equipment included in accounts payable and accrued expenses	$244,468	$647,052
Deferred offering costs charged against proceeds from sale of common stock	$25,310	$87,229
Shares issued in subsidiary absorption	$-	$99
Shares issued for vested RSUs	$27	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on developing cell therapies in AL Amyloidosis and other serious diseases. In August 2016, the Company established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd. (“IBAPL”), in order to conduct various preclinical and clinical activities for its development candidates. In November 2022, the Company established a majority-owned subsidiary, Nexcella, Inc. (“Nexcella”), its cell therapy division, which subsequently merged into the Company in May 2024, with the Company continuing as the surviving entity (the “Nexcella Absorption”).

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

The condensed consolidated financial statements and related disclosures as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024 and 2023 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2025. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Liquidity and Going Concern – These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $7.6 million for the three months ended September 30, 2025 and an accumulated deficit of $93.8 million as of September 30, 2025, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financing and grant awards.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three and nine months ended September 30, 2025, the Company received $1.1 million and $2.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of September 30 2025, the Company has received approximately $4.6 million in grant reimbursements under the grant agreement and approximately $3.4 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock (refer to Note 6 – Stockholders’ Equity). During the three months ended September 30, 2025, the Company sold 573,446 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,478,976, after offering expenses. During the nine months ended September 30, 2025, the Company sold 1,087,381 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $2,573,375, after offering expenses.

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The purchase price per Share and Warrant was $2.37. The Private Placement closed on September 5 and 11, 2025 and the Company received gross proceeds of approximately $9.3 million, before deducting fees and expenses payable by the Company. The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

As of September 30, 2025, the Company had cash and cash equivalents of approximately $15.9 million. Management expects the Company to incur losses in the period ending twelve months from this filing and believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. The Company plans to seek to address this condition by raising additional capital to finance its operations, although the availability of, and the Company’s access to such financing is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through at least the next twelve months from the date of this filing.

Concentration of Credit Risk – Periodically, the Company may carry cash and cash equivalents balances at financial institutions in excess of the United States federally insured limit of $250,000, or the Australian insured limit of 250,000 Australian Dollars (AUD). At times, deposits held with financial institutions may exceed the amount of insurance provided. The Company has not experienced losses on these accounts and management believes that the credit risk with regard to these deposits is not significant.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$-	$-	$-
Cash equivalents (US Treasuries)	8,780,283	$-	$-
	$8,780,283	$-	$-

As of September 30, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,208,776	$-	$-
Cash equivalents (US Treasuries)	7,220,655	$-	$-
	$15,429,431	$-	$-

As of December 31, 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized no reductions to R&D expense for the three months ended September 30, 2025 and additional R&D expense of $66,594 for the three months ended September 30, 2024. The Company recognized reductions to R&D expense of $124 and $1,076,193 for the nine months ended September 30, 2025 and 2024, respectively.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the June 2025 ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the June 2025 ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the June 2025 ATM proceeds. If the Company terminates the June 2025 ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of September 30, 2025, $111,689 of deferred offering costs were capitalized related to the June 2025 ATM Agreement, which are included in deferred offering cost in the accompanying condensed consolidated balance sheet.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company and Nexcella, its majority-owned subsidiary through May 2024, and wholly-owned subsidiary thereafter, maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $2,321 and $(2,849) for the three months ended September 30, 2025 and 2024, respectively, and $(14,563) and $(22,326) for the nine months ended September 30, 2025 and 2024, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2025 include 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (See Note 6). As the shares underlying these Pre-Funded warrants can be issued for nominal consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and nine months ended September 30, 2025 and 2024, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 8,263,034 and 4,408,488 shares of common stock, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of September 30, 2025 and December 31, 2024, the Company did not have any finance leases.

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid research and development expenses	$454,561	$472,508
Prepaid insurance expense	49,647	9,334
Prepaid investor relations expense	-	27,397
Other current assets	132,764	32,271
Total prepaid expenses and other current assets	$636,972	$541,510

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable	$7,050,462	$5,388,494
Accrued research and development expenses	3,049,698	2,423,177
Accrued professional services	-	22,500
Accrued compensation and related expenses	438,243	658,161
Other accrued expenses	170,896	129,567
Total accounts payable and accrued expenses	$10,709,299	$8,621,899

Note 5 – Property and Equipment

Property and equipment at September 30, 2025 and December 31, 2024 consisted of:

	September 30, 2025	December 31, 2024
Operating equipment	$1,363,976	$844,740
Leasehold improvements	1,231,799	-
Office equipment	3,896	3,896
	2,599,671	848,636
Less: Accumulated depreciation	(240,888)	(47,255)
	2,358,783	801,381
Construction in progress	-	938,768
Total property and equipment, net	$2,358,783	$1,740,149

For the nine months ended September 30, 2025 and 2024, depreciation expense amounted to $193,633 and $12,338, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

Note 6 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 per share.

June 2025 ATM Sales Agreement

On June 3, 2025, the Company entered into the June 2025 ATM Agreement with Citizens under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and has also provided Citizens with customary indemnification and contribution rights. The Company has reimbursed Citizens for certain specified expenses in the amount of $3,000 in connection with entering into the June 2025 ATM Agreement, and expects to conduct quarterly reimbursements of $3,000 throughout the term of the June 2025 ATM Agreement. Initially, the Company is eligible to sell up to $13,450,000 worth of shares of its common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the June 2025 ATM Agreement. During the three months ended September 30, 2025, the Company sold 573,446 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,478,976, after offering expenses. During the nine months ended September 30, 2025, the Company sold 1,087,381 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $2,573,375, after offering expenses.

September 2025 Securities Purchase Agreements

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The purchase price per Share and Warrant was $2.37. The Private Placement closed on September 5 and 11, 2025 and the Company received gross proceeds of approximately $9.3 million, before deducting fees and expenses payable by the Company. The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

Other Common Stock Issuances

During the nine months ended September 30, 2025, the Company issued 98,011 shares of restricted common stock valued at $202,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the nine months ended September 30, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the nine months ended September 30, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

During the nine months ended September 30, 2025, the Company issued 164,315 shares of common stock upon the vesting of restricted stock awards.

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

As of September 30, 2025, there were 2,723,639 shares of the Company’s common stock remaining to be issued under the 2nd Amended 2021 Plan.

During the nine months ended September 30, 2025, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 198,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $2.24 per share and vest over periods of 12 to 48 equal monthly installments.

During the nine months ended September 30, 2025, the Board of Directors approved the issuance of options to purchase 161,000 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $2.20 to $2.22 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $402,971 and $450,299 related to stock options for the three months ended September 30, 2025 and 2024 and $1,227,375 and $965,600 related to stock options for the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses.

As of September 30, 2025, the Company had unrecognized stock-based compensation expense of $3,304,436 related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.70 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2025:

2025
Volatility	88-105%
Expected life (years)	5.27-10.00
Risk-free interest rate	3.79-4.58%
Dividend rate	—%

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2025	4,065,988	$2.02
Granted	1,309,000	$2.24
Exercised	(4,900)	$1.33
Forfeited	(21,760)	$2.14
Expired	(149,503)	$1.35
Outstanding and expected to vest, September 30, 2025	4,928,825	$2.09

The following table discloses information regarding outstanding and exercisable options at September 30, 2025:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	5.45	256,500	$0.80
$1.01-2.00	1,550,170	$1.84	6.84	1,220,871	$1.85
$2.01-3.00	3,110,905	$2.30	8.66	1,470,546	$2.39
$3.10-6.00	11,250	$5.83	6.29	10,313	$5.83
	4,928,825	$2.09	7.92	2,958,230	$2.04

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2025, the aggregate intrinsic value for the options vested and outstanding was $756,991 and $640,973, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2025, was $4,918.

Stock Warrants

The following table discloses information regarding outstanding and exercisable, pre-funded and non pre-funded, warrants at September 30, 2025:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
$0.80	156,000	$0.80	5.48	156,000	$0.80
$2.00	2,936,709	$2.00	9.94	2,936,709	$2.00
$6.25	241,500	$6.25	1.21	241,500	$6.25
	5,247,870	$1.43	5.78	5,247,870	$1.43

The following table summarizes the stock warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2025	2,311,161	$0.71
Granted	2,936,709	$2.00
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, September 30, 2025	5,247,870	$1.43

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of September 30, 2025, the intrinsic value for the warrants vested and outstanding was $4,464,904.

Restricted Stock Awards

During the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $0 and $242,454, respectively, related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. As of September 30, 2025, there were no unvested restricted shares.

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, which was paid in full during the nine months ended September 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the nine months ended September 30, 2025 and 2024, the Company recorded R&D expenses of $3,919,082 and $2,393,063, respectively, related to the license agreement.

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

Note 8 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three and nine months ended September 30, 2025, the Company received $1.1 million and $2.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of September 30, 2025, the Company has received approximately $4.6 million in grant reimbursements under the grant agreement and approximately $3.4 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease cost	$58,355	$142,655
Short-term lease cost	23,848	46,259
Total lease cost	$82,203	$188,914

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating lease cost	$42,150	$126,450
Short-term lease cost	12,196	44,020
Total lease cost	$54,346	$170,470

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,005,434	$989,471
Right of use liability operating lease current portion	$141,282	$65,219
Right of use liability operating lease long term	965,053	1,009,551
Total operating lease liabilities	$1,106,335	$1,074,770

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%. The Company’s leases have a weighted-average remaining term of 7.69 years and an implicit weighted average interest rate of 8%.

The following table provides the maturities of lease liabilities at September 30, 2025:

Operating
Leases
2025 (remaining 6 months)	$54,950
2026	218,971
2027	158,325
2028	163,866
2029 and thereafter	909,482
Total future undiscounted lease payments	1,505,594
Less: Interest	(399,259)
Present value of lease liabilities	$1,106,335

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term, subject to the terms of the agreement which provide that unless the Company and Dr. Rachman have otherwise agreed in writing, if Dr. Rachman continues to work for the Company after the expiration of the term (which he has), his employment shall be under the same terms and conditions provided for in the Rachman Employment Agreement, except that his employment will be on an “at will” basis and the provisions of the agreement allowing for Dr. Rachman to terminate the agreement for “good reason” and for Dr. Rachman to be paid severance in the event his employment is terminated by the Company without cause or by Dr. Rachman for good reason will no longer apply, and the Rachman Employment Agreement currently remains in effect pursuant to such terms. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively and on November 9, 2023, and (ii) the agreement was amended to entitle Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on the board of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

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

Note 11 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to September 30, 2025, the Company issued 17,235 shares of restricted common stock valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

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

As of October 2025, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

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

As of October 2025, we have disclosed treatment of 10 relapsed/refractory AL Amyloidosis patients in the United States in our ongoing Phase 1b/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

As of October 2025, we have disclosed treatment of 16 relapsed/refractory AL Amyloidosis patients in our ongoing Phase 1b/2a NEXICART-1 (NCT04720313) ex-U.S. clinical trial.

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, which was paid in full during the nine months ended September 30, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones. The upfront license fee was paid in full during the nine months ended September 30, 2025.

CIRM Grant

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the nine months ended September 30, 2025, the Company received $2.7 million in grant reimbursements under the grant agreement. As of November 2025, the Company has received $4.6 million in grant reimbursements under the grant agreement and $3.4 million of remaining awarded funds are expected to be disbursed upon the achievement of milestones.

June 2025 ATM Sales Agreement

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and has also provided Citizens with customary indemnification and contribution rights. The Company has reimbursed Citizens for certain specified expenses in the amount of $3,000 in connection with entering into the June 2025 ATM Agreement, and expects to conduct quarterly reimbursements of $3,000 throughout the term of the June 2025 ATM Agreement. Initially, the Company is eligible to sell up to $13,450,000 worth of shares of its common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the June 2025 ATM Agreement. During the three months ended September 30, 2025, the Company sold 573,446 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,478,976, after offering expenses. During the nine months ended September 30, 2025, the Company sold 1,087,381 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $2,573,375, after offering expenses.

September 2025 Securities Purchase Agreements

On September 5, 2025, the Company entered into a Securities Purchase Agreement (the “September 2025 Securities Purchase Agreement”) and a Registration Rights Agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares (the “Shares”) of the Company’s common stock, par value $0.0001 (“Common Stock”), and (ii) non-transferable warrants to purchase 2,936,709 shares of Common Stock (the “Warrants”). The purchase price per Share was $2.37. The Private Placement closed on September 5, 2025 and the Company received gross proceeds of approximately $9.3 million, before deducting fees and expenses payable by the Company. The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes. The non-transferable Warrants are exercisable over a ten-year period at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchaser, and are exercisable only for cash consideration.

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

General and Administrative Expense

General and administrative expenses were $3,078,378 for the three months ended September 30, 2025, compared to $2,949,403 for the three months ended September 30, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended September 30, 2025, due to increases in other general expenses of $369,784, professional fees of $235,251, and compensation of $98,206, due to hiring of additional employees, slightly offset by decreases of $369,784 in investor relations expense driven by less activity, and stock-based compensation of $225,835.

Research and Development Expense

Research and development expense was $4,584,131 for the three months ended September 30, 2025, compared to $4,445,528 for the three months ended September 30, 2024.

The increase in research and development expenses was primarily driven by an increase in expenses related to our ongoing Phase 1b/2a CAR-T clinical trial, including, but not limited to, related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $84,539 for the three months ended September 30, 2025, compared to $256,680 for the three months ended September 30, 2024. Interest income was related to interest received on investments in money market funds and US Treasuries. The decrease is a result of the Company maintaining lower balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2025 was $7,722 compared to $11,144 for the three months ended September 30, 2024, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended September 30, 2025 was $7,585,692, compared to $7,149,395 for the three months ended September 30, 2024, which increase was due primarily to the increase in research and development expenses, as discussed above.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

General and Administrative Expense

General and administrative expenses were $8,531,476 for the nine months ended September 30, 2025, compared to $7,769,224 for the nine months ended September 30, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the nine months ended September 30, 2025, due to increases in compensation of $643,271, due to hiring additional employees, other general expenses of $493,812, and professional services of $261,210, offset by decreases in investor relations expenses of $325,823, driven by less activity, and stock-based compensation of $310,218.

Research and Development Expense

Research and development expense was $10,531,663 for the nine months ended September 30, 2025, compared to $9,918,336 for the nine months ended September 30, 2024.

The increased research and development expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were related to our ongoing Phase 1b/2a CAR-T clinical trial, including, but not limited to, related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees.

Interest Income

Interest income was $338,814 for the nine months ended September 30, 2025, compared to $831,503 for the nine months ended September 30, 2024. Interest income in the current period was related to interest received on investments in a money market fund which decreased as a result of the Company maintaining lower balances in money market funds during the current period.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2025 was $26,458 compared to $30,252 for the nine months ended September 30, 2024, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the nine months ended September 30, 2025 was $18,750,783 compared to $16,886,309 for the nine months ended September 30, 2024, which increase was due primarily to the increase in general and administrative expenses and research and development expenses, each as discussed in greater detail above.

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

As discussed above, on July 25, 2024, the Company was awarded an $8 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of November 2025, the Company has received $4.6 million in grant reimbursements under the grant agreement.

In June 2025, the Company entered into the June 2025 ATM Agreement with Citizens under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million in shares of its $0.0001 par value common stock, through Citizens as its sales agent. During the three and nine months ended September 30, 2025, the Company sold 573,446 and 1,087,381 shares, respectively, of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,478,976 and $2,573,375, respectively, after offering expenses.

In September 2025, the Company entered into the September 2025 Securities Purchase Agreements with the Purchasers, pursuant to which the Company sold to the Purchasers in a private placement transaction (i) 3,915,604 shares of the Company’s common stock, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock for net proceeds of approximately $9.3 million, after underwriting discounts and offering expenses.

As of September 30, 2025, we had total assets of approximately $20.1 million and working capital of approximately $5.7 million. As of September 30, 2025, our liquidity included approximately $15.9 million of cash and cash equivalents. We believe that our cash and cash equivalents on hand as of the date of this report, will not be sufficient to fund our planned operations over the twelve month period following the date of this report. In addition, we believe that we will need additional capital to continue our planned operations beyond the twelve month period following the filing date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease, we expect to make total lease payments of $1.5 million through December 2033.

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

Cash used in operating activities

Net cash used in operating activities was $12,900,697 for the nine months ended September 30, 2025 and $13,118,904 for the nine months ended September 30, 2024. Net cash used for the nine months ended September 30, 2025 was primarily related to our net loss of $18,750,783, offset by non-cash items of stock-based compensation expense of $1,871,079, depreciation expense of $193,633 and right of use asset amortization of $80,237. Operating activities also included an increase in accounts payable and accrued expenses of $1,818,025, an increase in prepaid expenses of $95,381, and a decrease in the tax receivable of $2,047,128. Net cash used in operating activities for the nine months ended September 30, 2024 was primarily related to our net loss of $16,886,309, offset by non-cash items of stock-based compensation expense of $2,314,920, depreciation expense of $12,338 and right of use asset amortization of $61,713. Operating activities also included an increase in accounts payable and accrued expenses of $2,120,531, an increase in the tax receivable of $746,748, and an increase in prepaid expenses of $7,932.

Cash used in investing activities

Net cash used in investing activities was $567,799 for the nine months ended September 30, 2025, compared to $670,529 for the nine months ended September 30, 2024, each consisting solely of purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $11,718,263 for the nine months ended September 30, 2025 and $15,948,567 for the nine months ended September 30, 2024. Net cash provided by financing activities in 2025 was primarily related to proceeds of $11,878,678 from the sale of common shares, which includes $2,573,375 from the sale of common shares through an at-the-market offering. Net cash provided by financing activities in 2024 was related to proceeds of $425,724 from the sale of common shares through an at-the-market offering and proceeds of $15,520,354 from the sale of common shares through a public offering.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness in internal control over financial reporting described below.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) as filed with the SEC on March 25, 2025 and below. There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our outstanding options and convertible securities may adversely affect the trading price of our common stock.

As of September 30, 2025, we had 2,958,230 shares of our common stock issuable upon exercise of vested options, at a weighted average exercise price of $2.04 per share; and outstanding warrants to purchase 5,247,870 shares of common stock at a weighted average exercise price of $1.43 per share. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

We face significant penalties and damages in the event a registration statement registering the resale of the shares of common stock sold in connection with, and issuable upon exercise of Warrants sold in connection with, the Private Placement, is not timely declared effective or not available for the sale of such shares.

In connection with the Private Placement, the Company entered into Registration Rights Agreements with the Purchaser, pursuant to which we agreed to file, within 30 days after the closing of the Private Placement, an initial Registration Statement with the SEC covering the resale of all of the shares of common stock, and all of the shares of common stock issuable upon exercise of the Warrants, sold in connection with the Private Placement, which Registration Statement was timely filed. We also agreed to use reasonable best efforts to have the Registration Statement declared effective by the SEC as soon as possible, but no later than the earlier of 90 days after filing if under review or five business days after notice that it will not be reviewed. We also agreed to reasonable best efforts to maintain the effectiveness of the Registration Statement and allow continuous resale of the Registrable Securities until either all such securities have been sold or they can be resold without registration under applicable securities laws. The Registration Statement will be accurate and not misleading in any material respect. The Registration Statement has not been declared effective to date.

We also agreed to pay liquidated damages to the Purchasers if the registration milestones are not met, including the effectiveness of the Registration Statement, or if sales under an effective Registration Statement are suspended for reasons other than certain allowable delays, provided that no liquidated damages shall be payable if and to the extent, despite best efforts by the Company to avoid a breach hereof, the Company’s failure was caused by any Force Majeure or a government shutdown resulting in the SEC’s inability to review or declare effective the Registration Statement. Such damages are calculated at 1% of the Purchaser’s purchase price for the registrable securities held during each 30-day period that the Registration Statement is not available for sales, payable in cash within five business days, with interest accruing at 1% per month for late payments, subject to a maximum of 5% of the Purchaser’s aggregate purchase price. Additionally, if a blackout period exceeds 250 days, a Purchaser may require the Company to repurchase its Shares and Warrants, while still receiving liquidated damages through the date of repurchase.

The Company has also agreed, among other things, to indemnify the Purchasers and their affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreements.

In the event the Registration Statement is not timely declared effective or suspended or terminated, or we otherwise fail to meet certain requirements set forth in the Registration Rights Agreements, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

Our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plans, we expect our existing cash on hand, CIRM grant funding, and use of our ATM will fund our planned operating expenses into the fourth quarter of 2026. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. There is no assurance that funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

As of September 30, 2025, the Company had cash and cash equivalents of approximately $15.9 million. In addition, the company has $3.4 million remaining to draw on the CIRM grant and $2.6 million was raised via the June 2025 ATM to-date as of September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025 which have not previously been reported in a Current Report on Form 8-K, except for:

During the three months ended September 30, 2025, the Company issued 28,320 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

On September 11, 2025, the Company sold 84,388 shares of common stock and non-transferable warrants to purchase 63,292 shares of common stock with an exercise price of $2.00 per share to certain accredited investors as part of a private placement transaction.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

(a) The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, below instead of in a stand-alone Current Report on Form 8-K:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

Effective on November 3, 2025, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, agreed to clarify and amend each of the prior outstanding options of the Company granted under the Company’s 2021 Omnibus Equity Incentive Plan, as amended and restated from time to time (the “Plan”) and held by (a) non-management personnel (employees and consultants), so that if such non-management personnel are terminated, other than due to death, disability, or cause, upon the closing of a Change in Control (as defined in the Plan) or within twelve (12) months following such Change in Control, then all unvested options held by the such persons would immediately become fully vested and exercisable on the date of termination and shall terminate and be canceled on the earlier of: (i) the expiration of the term; or (ii) ninety (90) days after such termination date; and (b) non-employee directors and management, such that in the event of a Change in Control, all unvested options held by such non-employee directors or management shall immediately become fully vested and exercisable on the date of such Change in Control.

Such amendments are subject in all cases to the entry by the Company into first amendment to stock option grant notice and option agreements with each option holder, which the Company expects to have completed in the next several days.

(c) Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Non-Transferable Warrant (September 2025 Private Offering)(Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025)

10.1	Securities Purchase Agreement dated September 5, 2025 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025)

10.2	Registration Rights Agreement dated September 5, 2025 (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 8, 2025)

10.3*	Form of First Amendment to Stock Option Grant Notice (Management and Board)

10.4*	Form of First Amendment to Stock Option Grant Notice (Employees)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: November 7, 2025	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

