Form 10-K
period 2025-12-31
Immix Biopharma, Inc.
filed 2026-03-25
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-41159

IMMIX BIOPHARMA, INC.

(Exact name of registrant as specified in charter)

Delaware	45-4869378
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

11400 West Olympic Blvd., Suite 200, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip code)

(310) 651-8041

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	IMMX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $35,708,995 based upon the closing price of the registrant’s common stock of $2.07 on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 20, 2026 was 52,964,549 shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement (the “2026 Proxy Statement”) relating to its 2026 annual meeting of stockholders (the “2026 Annual Meeting of Stockholders”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to maintain the listing of our common stock, par value $0.0001 per share (the “common stock”) on the Nasdaq Capital Market (“Nasdaq”);

●	our need to raise substantial additional capital to fund our operations, the availability and terms of such funding, and dilution caused thereby;
●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	our competitive position and ability to leverage the clinical, regulatory and manufacturing advancements to accelerate our clinical trials and regulatory approval of product candidates;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	our ability to quickly leverage our initial product candidates and to progress additional candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

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

Risks Relating to Our Financial Position and Capital Needs

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	We need significant additional financing to fund our operations and complete the development and, if approved, the commercialization of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

●	Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

●	We may not receive the remaining $1.8 million of the $8 million grant awarded to us by the California Institute for Regenerative Medicine.

Risks Relating to the Development and Regulatory Approval of Our Product Candidates

●	We have a limited number of product candidates, all which are still in early clinical or pre-clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.

●	Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Results of previous pre-clinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities.

●	We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied which could delay or prevent the start of clinical trials for our product candidates.

●	Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	We are dependent on third parties for manufacturing and marketing of our product candidates. If we are not able to secure favorable arrangements with such third parties or the third parties upon whom we rely do not perform, including failure to perform to our specifications or comply with applicable regulations, our business and financial condition could be harmed.

●	If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.

●	Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

●	If any product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for such product candidates. If we fail to comply with regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Relating to our Business and Operations

●	If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Relating to our Intellectual Property

●	We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets.

●	Our intellectual property may not be sufficient to protect our product candidates from competition, which may negatively affect our business. We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

●	We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

Risks Related to Owning our Common Stock

●	Our common stock is currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Because certain of our directors control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

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

ITEM 1. BUSINESS

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (AL) Amyloidosis and other serious diseases. Our lead cell therapy candidate is CAR-T NXC-201 (“NXC-201”), currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and an ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial. NEXICART-2 is expected to enroll 40 patients, with final readout and Biologics License Application (“BLA”) submission planned thereafter.

NXC-201 has been awarded Regenerative Medicine Advanced Therapy (“RMAT”) Designation by the FDA, Orphan Drug Designation (“ODD”) by both the FDA and European Commission (“EC”) in AL Amyloidosis and, most recently, in January 2026, Breakthrough Therapy designation by the FDA for the treatment of relapsed/refractory AL amyloidosis.

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

Our N-GENIUS platform (discussed below) has produced our clinical-stage lead candidate NXC-201, a next-generation CAR-T being designed to treat AL Amyloidosis and other serious diseases.

Figure 1: Immix Pipeline

Recent Developments

NEXICART-2 Clinical Trial Update

In December 2025, we announced positive interim phase 2 safety and efficacy data from our Phase1/2 NEXICART-2 clinical trial, the first U.S. trial of CAR-T in relapsed/refractory light chain (AL) amyloidosis, evaluating NXC-201. The results were as of November 13, 2025 and were presented by Heather Landau, MD, of Memorial Sloan Kettering Cancer Center in an oral presentation at the American Society of Hematology’s ASH 2025 Annual Meeting. Prior to NXC-201 treatment, all patients were exposed to an anti-CD38 antibody and a proteasome inhibitor. Median prior lines of therapy were four (range: 1-10). All patients had baseline relapsed/refractory AL Amyloidosis organ involvement.

After NXC-201 treatment, complete responses (“CRs”) were observed in 75% (at s/u IFE(-) level) (15 out of 20) patients as determined by an independent review committee. In four out of five pending patients, minimum residual disease (MRD) negativity in bone marrow suggests a future complete response may be expected. Downstream clinical improvement, including organ responses, were observed in 70% of evaluable patients (7/10). No neurotoxicity has been observed. Grade 2 cytokine release syndrome was observed in four patients, Grade 1 cytokine release syndrome was observed in 11 patients, with a median duration of one day.

Financial Updates

Public Offering

On December 7, 2025, we entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”), as representative of the several underwriters named in Schedule 1 thereto, relating to the issuance and sale (the “2025 Offering”) of 19,117,646 shares (the “Shares”) of our common stock, and pre-funded warrants to purchase up to 490,196 shares of our common stock (the “Pre-Funded Warrants”). The Shares were sold at a price of $5.10 per share and the Pre-Funded Warrants were sold at a price of $5.09 per Pre-Funded Warrant, which represents the per share offering price for the Shares minus the $0.01 per share exercise price for each Pre-Funded Warrant. We raised gross proceeds of approximately $100.0 million in this offering.

September 2025 Securities Purchase Agreements

On September 5, 2025 and September 11, 2025, we entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which we sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) an aggregate of 3,915,604 shares of common stock and (ii) non-transferable warrants to purchase up to an aggregate of 2,936,709 shares of common stock (the “Warrants”). The combined purchase price per share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025 and aggregate gross proceeds from both closings were approximately $9.3 million, before deducting fees and expenses payable by us. The Warrants are exercisable over a ten-year period at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration. Pursuant to the terms of the Registration Rights Agreements, we filed a resale registration statement with the SEC on October 6, 2025 providing for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the Warrants by the Purchasers, which was declared effective by the SEC on December 1, 2025. Pursuant to the terms of the September 2025 Securities Purchase Agreements, effective September 8, 2025, our board of directors (the “Board”) appointed Nancy Chang, Ph.D. as a member of the Board.

Market Update

NXC-201 is in a Phase 1b/2 clinical trial to treat relapsed/refractory AL Amyloidosis. In June 2024, we began administering NXC-201 to patients with relapsed/ refractory AL Amyloidosis in our open label, single arm, multi-site Phase 1b/2 clinical trial. NEXICART-2 is expected to enroll 40 patients, with final readout and BLA submission planned thereafter. See “Recent Developments- Clinical Update- NEXICART-2” above for information regarding trial results as of November 13, 2025.

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

As of March 2026, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal 2021, estimated to reach 37,270 patients in 2025. Untreated patients with AL amyloidosis and cardiac involvement have a median survival of less than one year, according to Quock, et al. Journal of Comparative Effective Research, 2023. The global amyloidosis treatment market size was estimated at $5.80 billion in 2024 and is projected to reach $11.13 billion by 2033, growing at a CAGR of 7.5% from 2025 to 2033, according to Grand View Research.

As of March 2026, our ongoing Phase 1/2 multi-site NEXICART-2 (NCT06097832) U.S. clinical trial is ongoing. Memorial Sloan Kettering Cancer Center is the lead NEXICART-2 clinical site.

In September 2023, the FDA granted ODD to NXC-201 for the treatment of AL Amyloidosis. If a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years (except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity).

In November 2023, the FDA cleared an investigational new drug (“IND”) application for NXC-201 to enroll U.S. patients into NXC-201 clinical trials.

In December 2023, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 65th annual American Society of Hematology (“ASH”) meeting, covering 10 relapsed/refractory AL Amyloidosis patients treated with NXC-201, indicating an overall response rate of 100% (10/10) and a complete response rate of 70% (7/10).

In February 2024, the EC granted orphan drug designation to NXC-201 for the treatment of AL Amyloidosis. Benefits of European ODD include: 10 years of market exclusivity once authorized in the EU; Access to the EU centralized authorization procedure; and reduced fees for EU protocol assistance, marketing authorization applications, inspections before authorization, applications for changes to marketing authorizations made after approval, and reduced annual fees.

In July 2024, we were awarded an $8 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis.

In December 2024, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 66th annual ASH meeting, covering 16 relapsed/refractory AL Amyloidosis patients treated with NXC-201, indicating an overall response rate of 94% (15/16) and a complete response rate of 75% (12/16).

In February 2025, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) designation to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis. RMAT designation potentially streamlines the path to FDA approval by allowing frequent interactions with FDA and routes to FDA Accelerated Approval and Priority Review. As of June 2024 public information, FDA approved less than half of RMAT applications submitted to the agency during the last eight years. FDA RMAT designation requires that a drug is an advanced regenerative medicine, targets a serious condition, with the potential to treat, modify, reverse, or cure, and preliminary clinical evidence has indicated that the drug has the potential to address these unmet medical needs.

In June 2025, NXC-201 clinical data in relapsed/refractory AL Amyloidosis was presented in an oral presentation at the 2025 American Society of Clinical Oncology Annual Meeting (ASCO 2025), covering 10 relapsed/refractory AL Amyloidosis patients treated with NXC-201. After NXC-201 treatment, all patients normalized pathological disease markers As of the ASCO data cutoff, complete responses (CRs) were observed in 70% (7 out of 10) of patients treated with NXC-201. The remaining three patients were bone marrow minimum residual disease (MRD) negative (10-6) at D+25, predicting future CR. These patients were confirmed as CRs by Independent Review Committee following data cutoff. Downstream clinical improvement, including cardiac and renal organ responses, were recorded. There have been no relapses recorded and no safety signals identified as of the date of this report. Also, as of the date of this report, no neurotoxicity has been observed and only low-grade cytokine release syndrome has been observed.

In July 2025, we expanded the number of clinical trial sites to 18 in our relapsed/refractory AL Amyloidosis clinical trial NEXICART-2 with a registrational design.

In December 2025, we announced positive interim phase 2 NXC-201 results in an oral presentation at the American Society of Hematology’s ASH 2025 Annual Meeting, presented by Heather Landau, MD, of Memorial Sloan Kettering Cancer Center. NXC-201 demonstrated a complete response (CR) rate of 75% (at s/u IFE(-) level) (15/20) by independent review committee.

In January 2026, the FDA granted Breakthrough Therapy designation to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis. Per FDA, Breakthrough Therapy designation aims to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint.

Our Other Programs

Our other programs include NXC-201 for treatment of select other serious diseases and other preclinical candidates.

Our Platform and Technologies

We believe our N-GENIUS platform has broad potential utility in hematologic, neurologic, rheumatologic, vascular and other serious diseases.

Our in-licensed N-GENIUS platform, which has produced NXC-201, consists of three key elements: (1) Purpose-Built Cell Therapy Evidence Capture Engine + Relational Database, which relates Immix internal data to external to accelerate therapy design, manufacture, and preclinical; (2) proprietary EXPAND technology, which is applied to multiple cell therapy indications, already utilized to create NXC-201; and (3) Atomized, Novel Binding Scaffold Generation Engine, which allows for optimal molecule binding. We believe key characteristics of NXC-201 may apply to other products candidates produced by the N-GENIUS Platform. Those three key characteristics are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

Our Lead Program: NXC-201 in relapsed/refractory AL Amyloidosis

Market Opportunity

The first indication we are pursuing for NXC-201 is relapsed/refractory AL Amyloidosis.

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

The U.S. observed prevalence of relapsed/refractory AL Amyloidosis is growing 12% per year according to Staron, et al Blood Cancer Journal, estimated to reach 38,500 patients in 2026. AL amyloidosis has a one-year mortality rate of 47%, 76% of which is caused by cardiac amyloidosis, according to Alexion. The global amyloidosis treatment market size was estimated at $5.80 billion in 2024 and is projected to reach $11.13 billion by 2033, growing at a CAGR of 7.5% from 2025 to 2033, according to Grand View Research.

As of March 2026, there are no FDA approved drugs for relapsed/refractory AL Amyloidosis.

Figure 2: NXC-201 Addresses Sizable U.S. Relapsed/Refractory AL Amyloidosis Patient Population

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

Figure 4: NXC-201: First CAR-T Generated by the N-GENIUS Platform

Those three key characteristics of NXC-201 are: (a) high transduction efficiency (supporting efficient manufacturing), (b) low tonic signaling (lower off-target toxicity may lead to lower toxicity), and (c) anti-exhaustion capability (increased persistence may lead to activity over an extended period of time).

Figure 5: NXC-201: Key Characteristics

NXC-201 — Key Characteristics

High Transduction Efficiency
(Ensuring efficient manufacturing)

*Carvykti data presented at ASH 2019; Abecma data presented at ASH 2017. CART-ddBCMA source Arcellx. Analysis based on cross-trial comparisons of publicly available data reported in ASH 2017 and 2019 and not a head-to-head clinical trial

% CAR+
100%
50%
0%
Carvykti
Abecma
CART-ddBCMA
NXC-201

NXC-201 was co-cultured with the indicated target T cells and TNFα (B) and IL-2 (C) concentrations secreted in the culture supernatant were determined by ELISA.

TNFα (pg/mL)
6,000
4,000
2,000
0
No target
K562-BCMA

Anti-Exhaustion Capability
(Increased Persistence may lead to efficacy over an extended period of time)

NXC-201 was co-cultured overnight then analyzed by flow cytometry for the expression of 4-1BB

150
4.5 ± 1.8
60
57.7 ± 3.2
No Target
K562-BCMA

NXC-201 has been designed with a proprietary, optimized CD3ζγ for enhanced signal transduction, proprietary, optimized modified-stiffness CD8 hinge, and proprietary, optimized COBRA binder for enhanced signal binding. We believe the combination of these modifications has the potential to allow for NXC-201 to deliver “digital” intracellular signaling, potentially eliminating neurotoxicity and minimizing cytokine release syndrome (“CRS”) duration.

Figure 6: N-GENIUS Platform – EXPAND Technology + COBRA Binder

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

Figure 9: NXC-201 Targets Diseased AL Amyloidosis LLPCs in One Patient’s Bone Marrow After 33 Days

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

Figure 10. Elimination of Plasma Cells After Co-culture with NXC-201 Compared to NT Cells

Abbreviations: AL: amyloid light chain; NT: non-transduced; HBI0101 = NXC-201. Source: (Kfir-Erenfeld et al. 2022).

This data suggest that NXC-201 cells were able to recognize the AL amyloidosis plasma cells and exert specific BCMA-directed antitumoral effect, as further evidenced by the fact that following co-culture with AL amyloidosis plasma cells, NXC-201 cells underwent significant activation, demonstrated by upregulation of the 4-1BB cell marker and increased secreted levels of inflammatory cytokines (interferon gamma: IFNγ, tumor necrosis factor alpha: TFNα), which was not seen in NT cells. Furthermore, non-tumor bone marrow derived mononuclear cells were not affected by co-culture with NXC-201, demonstrating the targeted effect of this therapy.

NXC-201 Development Strategy

In our lead program, NXC-201 for relapsed/refractory AL Amyloidosis, we are treating patients with relapsed/refractory AL Amyloidosis in the Phase 2 portion of our Phase1/2 open label, single-arm clinical trial. NEXICART-2 is expected to enroll 40 patients, and we plan for a final data readout and, if positive, submission of a BLA for FDA approval thereafter. See “Recent Developments- Clinical Update- NEXICART-2” above for information regarding trial results as of November 13, 2025.

The primary objectives in relapsed/refractory AL Amyloidosis are to study the safety and efficacy of NXC-201.

The primary endpoints in the NEXICART-2 trial are complete response rate and overall response rate in our NXC-201 relapsed/refractory AL Amyloidosis clinical trial.

Our strategy is to pursue orphan drug indications in which open-label, single-arm clinical trials may lead to possible BLA submissions, or indications with large populations with remaining unmet medical need.

Manufacturing

We have a strong track record of successful manufacturing. We have already established a track record of producing NXC-201 for patient dosing and testing in the U.S. and ex-U.S. In addition, we have already developed a scalable, reliable manufacturing process for NXC-201 according to current Good Manufacturing Practice (“cGMP”).

We will continue to leverage our established technical, manufacturing, analytical, quality, cGMP, project management expertise and existing relationships to contract with appropriate CMOs to manufacture our cell therapies and NXC-201 moving forward.

In January 2024, we entered into a long-term operating lease agreement for biopharmaceutical research and development space located in California. To date, we have obtained active pharmaceutical ingredients (“API”) and drug product for our product candidates from several third party contract manufacturers. We are in the process of developing our supply chain for each of our product candidates and have entered into agreements pursuant to which third-party contract manufacturers will provide us with necessary quantities of API and drug product on a project-by-project basis based upon our needs. We rely, and expect to continue to rely for the foreseeable future on third-party CMOs to produce our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. As part of the manufacture and design process for our product candidates, we rely on internal, scientific and manufacturing know-how and trade secrets and the know-how and trade secrets of third-party manufacturers. We will also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates. We maintain agreements with our manufacturers that include confidentiality and intellectual property, and quality provisions to protect our proprietary rights related to our product candidates and satisfy regulatory requirements.

Competition

The biotechnology industry is extremely competitive in the race to develop new products. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us.

We currently face and will continue to face competition for our development programs from groups that are developing therapies for oncology and inflammation. Companies which have publicly disclosed developing therapies for AL amyloidosis include, but are not limited to, Abbvie, Caelum Biosciences (n/k/a Alexion/AstraZeneca), and Janssen/Johnson & Johnson.

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

As of March 2026, we have global exclusive rights to PCT Application No. PCT/IL2023/050142 filed in 2023. The application is directed to our N-GENIUS platform, EXPAND technology, and to our product candidates, including NXC-201. The application relates to a chimeric antigen receptor (CAR) molecule specific for B cell maturation antigen (BCMA), compositions and methods thereof for the treatment of immune-related disorders. The PCT application has entered the national phase in the following countries: United States, Europe, Israel, United Arab Emirates, Australia, Brazil, Canada, China, Hong Kong, Indonesia, Japan, Korea, Mexico, New Zealand, Philippines, and Singapore (see the below table). Any resulting patents in this family are expected to expire in 2043 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

Reference Number	Juris-diction	#	Status	Effective Filing Date	Title	Expected Expiration Date
NXC-201PCT	PCT	IL2023/050142	National phase Filed	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201AU	Australia	2023219348	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201BA	Brazil	BR 112024016228-1	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201CA	Canada	3,243,771	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201CHN	China	202380032400.8	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201EP	Europe	23706677.4	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201HK	Hong Kong	62025108680.2	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201IN	Indonesia	P00202408856	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201IL	Israel	314843	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201JP	Japan	2024-547268	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201MX	Mexico	MX/a/2024/009763	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201NZ	New Zealand	813602	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201PN	Philippines	1-2024-551906	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201SP	Singapore	11202405357P	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201SK	South Korea	10-2024-7030269	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201US	USA	18837381	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
NXC-201UAE	United Arab Emirates	P2024-02059	Pending	2/9/2023	ANTI-BCMA CAR TO TARGET IMMUNE-RELATED DISORDERS, COMPOSITIONS AND METHOD THEREOF	2043
	PCT	IL2025/050836	Pending	9/18/2025	A NOVEL PLATFORM FOR THE GENERATION OF “NAÏVE-LIKE” CART CELLS	2045

We also have global exclusive rights to PCT Application No. PCT/IL2025/050836 filed in 2025 (see the above table). This application is directed to the Generation of “Naïve-like” CART cells. Any resulting patents in this family are expected to expire in 2045 (not including any patent term adjustment and patent term extension in the United States and equivalents in foreign countries).

We generally pursue multilayered patent protection covering the composition of matter including the formulations of the product candidates, and/or the functional characteristics of the product candidates. In addition to composition of matter coverage, we also generally pursue claims directed to methods of making, and methods of use of the product candidates.

Nexcella Subsidiary

Nexcella Inc., our former wholly-owned subsidiary, was merged with and into the Company in May 2024. Subsequently, a wholly-owned subsidiary Nexcella, Inc. was created and continues to be wholly-owned.

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, our subsidiary Nexcella entered into a Research and License Agreement (the “Agreement”) with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”), to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import the Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Upon the merger of Nexcella with and into Immix, we assumed all of Nexcella’s rights and obligations pursuant to the Agreement.

We are required to pay royalties to the Licensors equal to 5% of Net Sales (as defined in the Agreement) during the Royalty Period. “Royalty Period” means for each Licensed Product, on a country-to-country basis, the period commencing on December 8, 2022 and ending on the later of (a) the expiration of the last to expire Valid Claim (as defined in the Agreement) under a Licensed Patent (as defined in the Agreement), if any, in such country, (b) the date of expiration of any other Exclusivity Right (as defined in the Agreement) or data protection period granted by a regulatory or other governmental authority with respect to a Licensed Product or (c) 15 years from the date of First Commercial Sale (as defined in the Agreement) of a Licensed Product in such country.

In addition, we are required to pay milestone payments of up to $20 million upon the achievement of certain Net Sales milestones as set forth in the Agreement. Pursuant to the Agreement, Nexcella committed to funding NXC-201 clinical trials in Israel for a period of four years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, the payment of which has been, and will be, paid by us since the merger in May 2024. We expect that the clinical trial data generated by the NXC-201 clinical trials in Israel will be owned by us. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if we or our affiliates or sublicensees commences an action in which the validity, enforceability or scope of any of the Licensed Patents or Joint Patents is challenged. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if we become insolvent or file for bankruptcy.

On December 16, 2024, our wholly-owned subsidiary, Nexcella, Inc., entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1.5 million, which has been paid in full as of December 31, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

CIRM Grant

On July 25, 2024, we were awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and we will co-fund the research project and the amount of our co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of March 20, 2026, we have received $6.2 million in grant reimbursements under the grant agreement.

Government Regulations

United States Regulation of Drugs and Biologics

We expect that NXC-201 will be regulated by the FDA as a biologic and plan to submit a BLA to the FDA after the final readout from our NEXICART-2 trial. We expect to pursue United States and global regulatory designations, vouchers, conditional approvals and accelerated approvals where appropriate.

Our business activities are subject to various laws, rules and regulations of the United States as well as of foreign governments. In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act, and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Expedited Development and Review Programs

Fast Track Designation

The FDA offers several expedited development and review programs for qualifying product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the clinical trials. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Breakthrough Therapy Designation

A product intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, including being eligible for rolling review, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

In January 2026, the FDA granted Breakthrough Therapy designation to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis.

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

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. A sponsor may choose to request rare pediatric disease designation (“RPDD”), but the designation process is entirely voluntary; requesting designation is not a prerequisite to requesting or receiving a priority review voucher. In addition, sponsors who choose not to submit a RPDD request may nonetheless receive a priority review voucher if they request such a voucher in their original marketing application and meet all of the eligibility criteria. The Rare Pediatric Disease Priority Review Voucher Program was extended as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act in December 2020. More recent legislative authorization for the Rare Pediatric Disease Priority Review Voucher Program extended the program to enable award of priority review vouchers for approved products until September 30, 2029.

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

The development and commercialization of pharmaceutical products in the European Union (“EU”) is governed by a comprehensive regulatory framework intended to ensure the safety, efficacy, and quality of medicinal products. Drug development in the EU generally follows a multi-stage process that includes non-clinical testing, clinical trials, regulatory review, and post-authorization monitoring.

Clinical trials conducted in the EU are subject to authorization by national competent authorities and ethics committees in the EU Member States in which the trials are conducted. Clinical trials are regulated under the EU Clinical Trials Regulation (EU) No. 536/2014, which is intended to harmonize the assessment and supervision of clinical trials across the EU. Sponsors are required to submit clinical trial applications and related documentation through a centralized EU portal and database, and compliance with Good Clinical Practice (“GCP”) standards is required.

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

European orphan designation and exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions which either affect no more than five in 10,000 persons in the European Union, or where it is unlikely that the marketing of the medicine would generate sufficient return to justify the necessary investment in its development. In each case, no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if such a method exists, the product in question would be of significant benefit to those affected by the condition).

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

Additionally, to the extent that our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

Human Capital

As of March 20, 2026, we had 21 employees, all of which are full-time employees. Of such employees, 17 are engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Our Corporate History

We were incorporated as a California limited liability company in 2012 and converted to a Delaware corporation in January 2014. In August 2016, we established a wholly-owned Australian subsidiary, Immix Biopharma Australia Pty Ltd., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. In November 2022, we established a Delaware corporation, Nexcella, Inc., in order to conduct various pre-clinical and clinical activities for the development of our product candidates. On May 20, 2024, Nexcella Inc., our former wholly-owned subsidiary, was merged with and into the Company, with the Company continuing as the surviving corporation. Subsequently, a wholly-owned subsidiary Nexcella, Inc. was created and continues to be wholly-owned.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Relating to Our Financial Position and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company focused on the application of CAR-T in AL Amyloidosis and other serious diseases. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration or licensing agreements or product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses since our inception. For the years ended December 31, 2025 and 2024, we reported net losses of $29.4 million and $21.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $104.5 million.

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

Despite the funds received in our recent public and private financings, we will need to raise significant additional capital to complete development and obtain regulatory approval for our product candidates. Although we believe that our existing cash, cash equivalents and short-term investments balance of $100.4 million as of December 31, 2025, will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months from the date of this report, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additionally, we expect that our cash on hand will not be sufficient to complete development and obtain regulatory approval for our product candidates, and we will need to raise significant additional capital to help us do so.

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

As of December 31, 2025 we had federal net operating loss (“NOLs”) carryforwards of approximately $52.5 million. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax laws, and will begin to expire, if not utilized, beginning in 2034. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal NOLs incurred in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act, or whether any further regulatory changes may be adopted in the future that could minimize its applicability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and certain corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in the ownership of its equity over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited.

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

A shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. There can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, New Drug Applications (NDAs), and Biologics License Applications (BLAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

We may apply for government grants to support some of our research and development activities for our product candidates. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities.

If the U.S. federal government should have another shutdown or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

We may not receive the remaining $1.8 million of the $8 million which we learned was granted to us by the California Institute for Regenerative Medicine.

On July 25, 2024, we learned that we were awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of our co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of March 20, 2026, we have received $6.2 million in grant reimbursements under the grant agreement. The Company may not receive the remaining funds on a timely basis, or at all. We are required to complete certain requirements and agree to certain terms and conditions in connection with such grant, which have not been completed in full as of the date of this Annual Report on Form 10-K. In the event the remaining funds were not received on a timely basis, or at all, or subject to conditions, we could be forced to seek out alternative funding.

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

All of our product candidates are still in pre-clinical or clinical development. Additionally, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Consequently, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Therefore, the results from clinical trials may not demonstrate a favorable safety profile in humans. The results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or foreign regulatory authorities, or result in marketing approval from the FDA or foreign regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trial and pre-clinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made a determination that any of our product candidates are safe or effective for any indication.

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

In general, CAR-T cell therapy has historically been associated with serious toxicities.

In general, CAR-T cell therapy is associated with serious toxicities that contribute to morbidity and mortality. These include serious life-threatening adverse events, such as cytopenia, infections, grade 3 and grade 4 CRS, and neurologic toxicity. Given the deep responses achieved in patients with hematologic malignancies treated with CAR-T and the crucial unmet need in relapsed/refractory AL amyloidosis for such deep hematologic responses, NXC-201 therapy appears promising. However, safety remains a significant concern, considering the frailty of AL patients.

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

Although in January 2024, we entered into a long-term operating lease agreement for manufacturing space located in California, and as of March 20, 2026, we do not own or operate any FDA approved operating manufacturing facilities. We rely on and intend to continue to rely on CMOs to formulate and manufacture our pre-clinical and clinical materials. Our reliance on a CMO exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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

Because we have limited financial and managerial resources, we intend to prioritize our efforts on specific research and development programs, including clinical development of NXC-201 and IMX-110 or other future product candidates. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If the market opportunities for our current and potential future product candidates are smaller than we believe they are, our ability to generate product revenue may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers, hematologic malignancies and inflammatory diseases that our product candidates may have the potential to treat is based on estimates. These estimates may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of such diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition.

Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition, (iv) new product introductions and (v) an emphasis on proprietary and novel products and product candidates. Our competitors, some of which include larger pharmaceutical companies, biotechnology companies, and academic institutions, have and may develop products and technologies that will compete with our products and technologies. Specifically, we face competition from companies developing therapies for AL amyloidosis which include Prothena Corp, Caelum Biosciences (n/k/a Alexion/AstraZeneca), and Janssen/Johnson & Johnson. In addition, we face competition from companies developing cell therapies for immune-mediated disease, some of which include Kyverna Therapeutics, Inc.; Cabaletta Bio, Inc.; Fate Therapeutics Inc.; and Arcellx, Inc. Moreover, companies with approved therapies for blood disorders include, but are not limited to, Novartis AG, Bristol Myers Squibb Co, and Janssen/Johnson & Johnson. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

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

Use of artificial intelligence in research, development, and commercial activities presents operational, regulatory, ethical, and reputational risks that could adversely affect our business.

We increasingly rely on artificial intelligence (“AI”) and machine-learning systems across our research, development, clinical, manufacturing, and commercial operations. These tools support activities such as target identification, compound screening, biomarker discovery, clinical-trial design and recruitment, pharmacovigilance monitoring, supply-chain optimization, and commercial analytics. Because AI models—particularly those applied to biological and clinical datasets—can behave unpredictably or produce biased or inaccurate outputs, our reliance on such systems may expose us to operational and scientific risks. Any errors or limitations in AI-generated insights could delay discovery efforts, impair the design or execution of our clinical trials, misinform safety or efficacy assessments, or otherwise negatively impact the advancement of our pipeline candidates.

The regulatory environment applicable to AI remains highly uncertain and continues to evolve in the United States and globally. Regulators have begun scrutinizing AI applications in healthcare and life sciences, and we may face new obligations related to transparency, data provenance, model documentation, validation standards, or auditability. In particular, new or forthcoming requirements from U.S. federal agencies and international authorities could impose additional burdens on our R&D workflows or clinical-trial operations, limiting how we design studies, analyze endpoints, select patient populations, or interact with clinical investigators and regulatory bodies. As noted by recent legal and regulatory commentary, public companies must carefully assess and disclose material AI-related risks, and the SEC has emphasized that inaccurate or overstated claims about AI capabilities—commonly referred to as “AI-washing”—may give rise to enforcement actions and shareholder litigation. Any failure to provide accurate AI-related disclosures could subject us to reputational damage, regulatory proceedings, or securities claims.

Our use of AI may also introduce data-integrity and cybersecurity risks. AI systems used in drug development frequently involve sensitive clinical, genomic, or proprietary datasets, making them potential targets for data-poisoning attacks, model manipulation, or unauthorized access. Compromised AI tools could corrupt datasets, distort model outputs related to safety or efficacy, or expose confidential patient or trial information. Additionally, reliance on third-party AI vendors, cloud providers, or specialized platforms—some outside traditional pharmaceutical quality-system regulations—may increase our exposure to operational disruptions, confidentiality breaches, or compliance failures.

We also face competitive risks. AI-enabled research continues to transform discovery timelines, trial execution, and manufacturing processes within the biopharmaceutical industry. If competitors adopt more advanced AI systems, access higher-quality proprietary datasets, or integrate AI more efficiently into R&D or commercial processes, we may be placed at a competitive disadvantage. Conversely, over-reliance on emerging AI technologies that ultimately do not perform as expected could divert resources, impair strategic decision-making, or delay program progression.

As AI technologies and regulatory expectations evolve, we may incur significant additional costs to update systems, retrain personnel, validate models, modify documentation, or enhance governance and oversight. If we fail to appropriately manage these risks, our research productivity, clinical development timelines, regulatory interactions, commercial performance, financial condition, or reputation could be materially adversely affected.

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the impact of pandemics, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions.

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

California’s climate-disclosure laws may impose significant compliance burdens, create operational disruptions, and divert resources critical to the advancement of our clinical programs.

California has enacted two unprecedented climate-disclosure laws—SB-253 (Climate Corporate Data Accountability Act) and SB-261 (Climate-Related Financial Risk Act)—that apply to companies “doing business” in California meeting specified revenue thresholds. SB-253 requires companies with over $1 billion in annual revenue to report Scope 1 and 2 greenhouse-gas (“GHG”) emissions beginning in 2026, and Scope 3 emissions beginning in 2027, while SB-261 requires biennial climate-risk disclosures from companies with over $500 million in revenue, with initial statutory deadlines in 2026. Although enforcement timing for SB-261’s initial deadline has been temporarily affected by a Ninth Circuit injunction, companies are still expected to prepare for forthcoming compliance once the appeal is resolved.

As a clinical-stage biopharmaceutical company, we rely heavily on complex clinical-trial networks, third-party contract research organizations (“CROs”), clinical sites, laboratories, and manufacturers. Preparing emission disclosures—especially Scope 3 value-chain emissions, which include activities across our clinical and supply-chain ecosystem—may require gathering extensive data from external partners that do not currently track GHG emissions at the level of detail mandated by California’s regulations. CARB guidance emphasizes that accurate disclosures often take three to six months to compile, and companies should begin preparations well in advance of the 2026 deadlines. These requirements may present outsized challenges for companies like ours that lack large internal compliance infrastructures.

In addition, SB-261 requires companies to identify climate-related physical and transition risks—such as wildfire exposure, climate-related supply-chain disruptions, and regulatory changes—which may directly affect our clinical operations, particularly if investigative sites, manufacturing partners, or logistics providers are located in regions exposed to climate-driven events. Complying with these emerging obligations may require the implementation of new data-collection systems, climate-risk assessment frameworks, governance structures, and potentially third-party assurance services. These activities could divert financial and human resources away from our core R&D priorities, including ongoing and planned clinical trials.

California regulators have further signaled that non-compliance may result in penalties and that “good-faith efforts” may be expected even for companies facing data-collection challenges in early reporting years. Because we are pre-commercial and do not generate product revenue, any expansion of compliance costs—including costs associated with emissions modeling, environmental consultants, and reporting assurance—could materially impact our operating expenses and extend our cash runway requirements.

Moreover, the regulatory landscape remains fluid. CARB continues to refine regulatory definitions, deadlines, and enforcement expectations, and ongoing litigation creates uncertainty regarding the ultimate scope and timing of compliance requirements. New guidance or amendments could require material changes to our reporting processes or climate-risk governance practices, resulting in additional operating costs or delays.

If we fail to comply timely or accurately with California’s climate-disclosure laws, or if our disclosures highlight material climate-related risks related to our clinical operations, we could face regulatory scrutiny, reputational harm, or litigation. Any of these outcomes could have a material adverse effect on our business, results of operations, and ability to advance our clinical development programs.

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

We have been granted Breakthrough Therapy designation by the FDA to sterically-optimized CAR-T NXC-201 for the treatment of relapsed/refractory AL amyloidosis and we may seek a Breakthrough Therapy designation for additional indications or some of other or future product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Orphan Drug Designation does not translate to approval and, even if we obtain FDA approval, we may not enjoy marketing exclusivity or other expected benefits.

Although we have been granted orphan drug designation for NXC-201, this does not mean FDA will approve the BLA. Even if we obtain FDA approval, we may not be able to obtain or maintain orphan drug exclusivity for NXC-201. We may not be the first to obtain marketing approval of NXC-201 for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition, or the competitive product is otherwise outside the scope of exclusivity. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate for indications other than those in which orphan drug designation have been granted.

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

As of March 20, 2026, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 46.8% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors. In addition, as a smaller reporting company we will also have reduced disclosure requirements.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2002 and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock) or a public float (based on our common stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

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

Governance. Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers. Our senior management team has experience in financial reporting and internal controls, operational and supply chain management, regulatory and compliance oversight, cybersecurity and date protection, capital allocation and strategic planning. Management applies this expertise through established processes designed to identify emerging risks, assess their potential impact, and implement appropriate mitigation measures. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. Members of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on Immix’s processes to prevent, detect, and mitigate cybersecurity incidents. Cybersecurity risks are reviewed by our Board of Directors, or a committee thereof, at least annually, as part of the Company’s corporate risk oversight processes. In addition, the Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly interviews with our senior officers and independent registered accounting firm.

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

In January 2024, the Company entered into a long-term operating lease agreement for manufacturing space in California under a non-cancelable financing lease that expires in December 2033. Under the terms of the lease, we expect to make total lease payments of $1.4 million through December 2033.

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

Stockholders

As of March 20, 2026, there were 43 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2025, we issued 22,560 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended December 31, 2025, we issued 9,259 shares of restricted common stock valued at $40,000 for investor relations services based on the closing price on the date of issuance pursuant to a marketing services agreement.

Subsequent to December 31, 2025, the Company issued 10,966 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

See Part III, Item 12— “Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

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

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of CAR-T in AL Amyloidosis and other serious diseases. Our lead cell therapy candidate is FDA IND cleared CAR-T NXC-201, currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and our ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of convertible debt and equity securities and, to a lesser extent, grant funding. Currently, our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

Public Offering

On December 7, 2025, we entered into the 2025 Underwriting Agreement with Morgan Stanley, as representative of the several underwriters named in Schedule 1 thereto, relating to the issuance and sale of 19,117,646 Shares and Pre-Funded Warrants to purchase up to 490,196 shares of common stock. The Shares were sold at a price of $5.10 per share and the Pre-Funded Warrants were sold at a price of $5.09 per Pre-Funded Warrant, which represents the per Share offering price minus the $0.01 per share exercise price for each Pre-Funded Warrant.

Private Placement

On September 5, 2025 and September 11, 2025, we entered into the September 2025 Securities Purchase Agreements and Registration Rights Agreements with the Purchasers, pursuant to which we sold to the Purchasers in the Private Placement (i) an aggregate of 3,915,604 shares of common stock (ii) Warrants to purchase up to an aggregate of 2,936,709 shares of common stock. The combined purchase price per Share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025 and aggregate gross proceeds from both closings were approximately $9.3 million, before deducting fees and expenses payable by us. The Warrants are exercisable over a ten-year period at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration. Pursuant to the terms of the Registration Rights Agreements, we filed a resale registration statement with the SEC on October 6, 2025 providing for the resale of the shares of common stock and the shares of common stock issuable upon exercise of the Warrants by the Purchasers, which was declared effective by the SEC on December 1, 2025. Pursuant to the terms of the September 2025 Securities Purchase Agreements, effective September 8, 2025, our Board appointed Nancy Chang, Ph.D. as a member of the Board.

ATM Agreements

June 2025 ATM Sales Agreement

On June 3, 2025, we entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) for offers and sales of up to $50 million shares of common stock through Citizens as sales agent. We paid Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and have also provided Citizens with customary indemnification and contribution rights. Initially, we were eligible to sell up to $13,450,000 of shares of common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that our public float equals or exceeds $75.0 million. Since the aggregate market value of our outstanding shares of common stock held by non-affiliates exceeds $75.0 million, we are no longer subject to the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3. During the three months ended December 31, 2025, we sold 610,123 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,836,055, after offering expenses. During the year ended December 31, 2025, we sold 1,697,504 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $4,409,430, after offering expenses.

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

In addition, Nexcella shall pay sales milestone payments of up to $20 million for Net Sales (as such term is defined in the Agreement) exceeding $700 million and Nexcella has committed to funding NXC-201 clinical trials in Israel over 4 years for an estimated total cost of approximately $13 million, spread on a quarterly basis over that period, which Nexcella believes will generate clinical trial data owned by Nexcella. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, shall continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if Nexcella or its affiliates or sublicensees commences an action in which it challenges the validity, enforceability or scope of any of the Licensed Patents or Joint Patents. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if Nexcella becomes insolvent or files for bankruptcy.

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1.5 million, which has been paid in full as of December 31, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

Nexcella is a wholly-owned subsidiary of Immix Biopharma, Inc (was merged with and into the Company in May 2024).

CIRM Grant

On July 25, 2024, we were awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and we will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and begin receiving funds from the grant in November of 2024. As of March 20, 2026, we have received approximately $6.2 million in grant reimbursements under the grant agreement and $1.8 million of remaining awarded funds are expected to be disbursed upon the achievement of milestones.

Results of Operations

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

General and Administrative Expenses

General and administrative expenses were $13,697,817 for the year ended December 31, 2025 compared to $11,381,978 for the year ended December 31, 2024.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the year ended December 31, 2025, due to increased compensation of $1,213,247 due to the hiring of additional employees, increased investor relations and professional services of $695,152 due to service scope expansion and price increases, and increased other general expenses of $407,440.

Research and Development Expenses

Research and development expenses were $16,258,598 for the year ended December 31, 2025, compared to $11,292,702 for the year ended December 31, 2024.

The increased research and development expenses were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees. We were able to increase spending on research and development in 2025 as a result of funding from multiple share offerings resulting in net proceeds of $107,349,347, after underwriter discounts and offering expenses. Additionally, the Company received $2,725,000 in CIRM grant reimbursement which is recorded as an offset to research and development expenses.

Interest Income

Interest income was $555,526 for the year ended December 31, 2025, compared to $1,017,354 of interest income for the year ended December 31, 2024. Interest income in the current year was related to interest received on investments in a money market fund and decreased from the prior year as a result of the Company maintaining lower balances in money market funds during the current year.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2025 was $37,724 compared to $41,037 for the year ended December 31, 2024, due to withholding taxes relating to our Australian subsidiary.

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

Our primary use of cash, cash equivalents, and short-term investments is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash, cash equivalents, and short-term investments used to fund operating expenses are impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical programs, continue the research and development of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

As discussed above, on July 25, 2024, we were awarded an $8 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of March 2026, we have received $6.2 million in grant reimbursements under the grant agreement.

In June 2025, we entered into the June 2025 ATM Agreement under which we may offer and sell, from time to time at its sole discretion, up to $50 million in shares of its common stock. During the three months ended December 31, 2025 and the year ended December 31, 2025, we sold 610,123 and 1,697,504 shares, respectively, of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $1,836,055 and $4,409,430, respectively, after offering expenses.

In September 2025, we sold to the Purchasers in the Private Placement, pursuant to the September 2025 Securities Purchase Agreements (i) an aggregate of 3,915,604 shares of common stock, and (ii) non-transferable Warrants to purchase up to an aggregate of 2,936,709 shares of common stock for gross proceeds of approximately $9.3 million, before deducting fees and offering expenses payable by us.

In December 2025, we conducted an underwritten public offering of 19,117,646 shares of our common stock, at a price of $5.10 per share, and 490,196 Pre-Funded Warrants at a price of $5.09 per Pre-Funded Warrant, for net proceeds of approximately $93.7 million, after underwriting discounts and offering expenses.

Material Cash Requirements

Our primary use of cash, cash equivalents and short-term investments is to fund operating expenses, which consist of clinical research and development expenses, manufacturing expenses, legal and compliance expenses, compensation and related expenses, and general overhead costs. Cash, cash equivalents and short-term investments used to fund operating expenses are impacted by the timing of when we pay or prepay these expenses. We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our clinical programs, continue the research and development of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2025, we had total assets of approximately $104.8 million and working capital of approximately $91.1 million. As of December 31, 2025, our liquidity included approximately $100.4 million of cash, cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments on hand as of the date of this report coupled with expected disbursements under the CIRM grant, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

In January 2024, we entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease we expect to make total lease payments of $1.4 million through December 2033.

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

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $23,930,304 for the year ended December 31, 2025 and $14,595,102 for the year ended December 31, 2024. Net cash used in operating activities for the year ended December 31, 2025 was primarily related to our net loss of $29,438,613, offset by non-cash items of stock-based compensation expense of $2,441,875, depreciation expense of $245,747 and right of use asset amortization of $118,754. Operating activities also included increases in accounts payable and accrued expenses of $1,027,161, and in prepaid expenses of $286,729 partially offset by a decrease in the tax receivable of $2,059,507. Net cash used in operating activities for the year ended December 31, 2024 was primarily related to our net loss of $21,698,363, offset by non-cash items of stock-based compensation expense of $3,020,573, depreciation expense of $32,941 and right of use asset amortization of $82,447. Operating activities also included an increase in accounts payable and accrued expenses of $4,401,623 and an increase in the tax receivable of $971,527, partially offset by a decrease in prepaid expenses of $554,770.

Cash used in investing activities

Net cash used in investing activities was $7,213,785 for the year ended December 31, 2025, consisting of purchase of property and operating equipment of $732,925 and $6,480,860 for the purchase of short term investments, compared to $1,177,680 for the year ended December 31, 2024. The decrease was related to the completion of the build-out of our manufacturing space in 2025.

Cash provided by financing activities

Net cash provided by financing activities was $107,386,859 for the year ended December 31, 2025 and $15,948,567 for the year ended December 31, 2024. Net cash provided by financing activities in 2025 was primarily related to proceeds of $107,392,716 from the sale of common stock, which includes $4,409,430 from the sale of common stock through an at-the-market offering. Net cash provided by financing activities in 2024 was related to proceeds of $15,946,078 from the sale of common stock through a public offering.

Critical Accounting Estimates

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024:

	2025	2024
Volatility	88-105%	98-107%
Expected life (years)	5.27-10.00	5.27-6.02
Risk-free interest rate	3.65-4.58%	3.56-4.64%
Dividend rate	—%	—%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMMIX BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Immix Biopharma, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immix Biopharma, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, California

March 26, 2026

Immix Biopharma, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$93,928,566	$17,681,954
Short-term investments	6,480,860	-
Tax receivable	-	1,974,370
Prepaid expenses and other current assets	828,329	541,510

Total current assets	101,237,755	20,197,834

Other assets	20,418	20,418
Deferred offering costs	93,630	-
Right-of-use asset, net	966,917	989,471
Property and equipment, net	2,521,621	1,740,149

Total assets	$104,840,341	$22,947,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,971,207	$8,621,899
Operating lease liabilities - current	139,339	65,219

Total current liabilities	10,110,546	8,687,118

Operating lease liabilities - long term	933,625	1,009,551

Total liabilities	11,044,171	9,696,669

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 53,023,466 shares issued and 52,951,103 shares outstanding at December 31, 2025, and 27,612,383 shares issued and 27,540,020 shares outstanding at December 31, 2024	5,301	2,762
Additional paid-in capital	198,293,956	88,374,131
Accumulated other comprehensive income	60,160	(1,056)
Accumulated deficit	(104,463,284)	(75,024,671)
Treasury stock at cost, 72,363 shares as of December 31, 2025, and 2024	(99,963)	(99,963)
Total stockholders’ equity	93,796,170	13,251,203

Total liabilities and stockholders’ equity	$104,840,341	$22,947,872

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2025	2024

Operating expenses:
General and administrative expenses	$13,697,817	$11,381,978
Research and development	16,258,598	11,292,702

Total operating expenses	29,956,415	22,674,680

Loss from operations	(29,956,415)	(22,674,680)

Other income:
Interest income	555,526	1,017,354
Total other income	555,526	1,017,354

Loss before provision for income taxes	(29,400,889)	(21,657,326)

Provision for income taxes	37,724	41,037

Net loss	(29,438,613)	(21,698,363)
Net loss attributable to non-controlling interests	-	84,987
Net loss attributable to Immix Biopharma, Inc. common stockholders	(29,438,613)	(21,613,376)

Other comprehensive income (loss):
Foreign currency translation	61,216	(135,722)
Total other comprehensive income (loss)	61,216	(135,722)

Comprehensive loss	(29,377,397)	(21,749,098)

Loss per common share - basic and diluted	$(0.89)	$(0.76)

Weighted average shares outstanding – basic and diluted	32,965,706	28,285,637

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Stockholders of Immix Biopharma, Inc.
		Common	Additional	Accumulated Other			Treasury	Non-	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Interests	Equity
Balance December 31, 2023	19,994,719	$2,000	$69,779,706	$134,666	$(53,411,295)	(72,363)	$(99,963)	$(201,737)	$16,203,377

Shares issued under ATM facilities for cash proceeds, net of offering costs	68,302	7	338,488	-	-	-	-	-	338,495

Shares issued under public offering for cash proceeds, net of offering costs	6,319,025	632	15,519,722	-	-	-	-	-	15,520,354

Shares issued for exercise of stock options	1,251	-	2,489	-	-	-	-	-	2,489

Shares issued for services	239,210	24	627,352	-	-	-	-	-	627,376

Stock-based compensation	-	-	2,393,197	-	-	-	-	-	2,393,197

Non-controlling interests in subsidiary	-	-	29,672	-	-	-	-	(29,672)	-

Buyout of non-controlling interests in subsidiary	989,876	99	(316,495)	-	-	-	-	316,396	-

Net loss	-	-	-	-	(21,613,376)	-	-	(84,987)	(21,698,363)

Foreign currency translation adjustment	-	-	-	(135,722)	-	-	-	-	(135,722)

Balance December 31, 2024	27,612,383	2,762	88,374,131	(1,056)	(75,024,671)	(72,363)	(99,963)	-	13,251,203

Shares issued under ATM facility for cash proceeds, net of offering costs	1,697,504	169	4,409,261	-	-	-	-	-	4,409,430

Shares and warrants issued under private placement for cash proceeds, net of offering costs	3,915,604	392	9,249,844	-	-	-	-	-	9,250,236

Shares issued under public offering for cash proceeds, net of offering costs	19,117,646	1,911	93,687,770	-	-	-	-	-	93,689,681

Shares issued for exercise of stock options	4,900	-	6,342	-	-	-	-	-	6,342

Shares issued for exercise of stock warrants	156,000	16	124,784	-	-	-	-	-	124,800

Shares issued for vested restricted stock awards	275,759	26	(26)	-	-	-	-	-	-

Shares issued for services	243,670	25	508,725	-	-	-	-	-	508,750

Stock-based compensation	-	-	1,933,125	-	-	-	-	-	1,933,125

Net loss	-	-	-	-	(29,438,613)	-	-	-	(29,438,613)

Foreign currency translation adjustment	-	-	-	61,216	-	-	-	-	61,216

Balance December 31, 2025	53,023,466	$5,301	$198,293,956	$60,160	$(104,463,284)	(72,363)	$(99,963)	$-	$93,796,170

See accompanying notes to the consolidated financial statements.

Immix Biopharma, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(29,438,613)	$(21,698,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,441,875	3,020,573
Depreciation	245,747	32,941
Amortization of right of use asset	118,754	82,447
Changes in operating assets and liabilities:
Tax receivable	2,059,507	(971,527)
Prepaid expenses and other current assets	(286,729)	554,770
Other assets	-	(20,418)
Accounts payable and accrued expenses	1,027,161	4,401,623
Operating lease liability	(98,006)	2,852

Net cash used in operating activities	(23,930,304)	(14,595,102)

Investing Activities:
Purchase of property and equipment	(732,925)	(1,177,680)
Purchase of short-term investments	(6,480,860)	-
Net cash used in investing activities	(7,213,785)	(1,177,680)

Financing Activities:
Payments of deferred offering costs	(136,999)	-
Proceeds from exercise of stock options	6,342	2,489
Proceeds from exercise of stock warrants	124,800	-
Proceeds from sale of common stock, net of offering costs	107,392,716	15,946,078
Net cash provided by financing activities	107,386,859	15,948,567

Effect of foreign currency on cash	3,842	(3,622)

Net change in cash and cash equivalents	76,246,612	172,163
Cash and cash equivalents - beginning of year	17,681,954	17,509,791
Cash and cash equivalents - end of year	$93,928,566	$17,681,954

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Financing Information:
Establishment of right of use asset and liabilities	$96,200	$1,071,918
Purchases of property and equipment included in accounts payable and accrued liabilities	$294,294	$545,229
Deferred offering costs charged against proceeds from sale of common stock	$43,369	$87,229
Shares issues in subsidiary absorption	$-	$99
Shares issued for vested RSUs	$26	$-

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

Liquidity and Going Concern - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $29.4 million for the year ended December 31, 2025 and an accumulated deficit of $104.5 million as of December 31, 2025, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financings.

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

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the year ended December 31, 2025, the Company received $2.8 million, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of December 31, 2025, the Company has received approximately $4.6 million in grant reimbursements under the grant agreement and approximately $3.4 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock (refer to Note 7). During the year ended December 31, 2025, the Company sold 1,697,504 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $4,409,430, after offering expenses.

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The purchase price per Share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025 and gross proceeds were approximately $9.3 million, before deducting fees and expenses payable by the Company. The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

In December, we conducted an underwritten public offering of 19,117,646 shares of our common stock, at $5.10 per share and 490,196 Pre-Funded Warrants at $5.09 per Pre-Funded Warrant, for net proceeds of approximately $93.7 million, after underwriting discounts and offering expenses (see Note 7).

As of December 31, 2025, the Company had cash, cash equivalents, and short-term investments of approximately $100.4 million. The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash and cash equivalents as of December 31, 2025 and expected disbursements under the CIRM grant, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing of our Form 10-K.

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

Short-term Investments – Short-term investments consist of debt securities with original maturities greater than three months and remaining maturities of less than one year at the time of purchase. The Company’s short-term investment portfolio primarily includes U.S. Treasury securities classified as available-for-sale and recorded at fair value. As of December 31, 2025, the Company held approximately $6.5 million in short-term investments. Unrealized gains and losses were immaterial for all periods presented.

The Company classifies its short-term investments as available-for-sale debt securities in accordance with ASC 320, Investments—Debt Securities. These securities are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss) until realized.

Interest income, including amortization of premiums and accretion of discounts, is recognized using the effective interest method and included in interest income in the consolidated statements of operations.

The Company evaluates its available-for-sale debt securities for expected credit losses in accordance with Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses. For securities in an unrealized loss position, the Company assesses whether the decline in fair value is attributable to credit-related factors. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the entire unrealized loss is recognized in earnings. Otherwise, the credit-related portion of the unrealized loss is recognized through an allowance for credit losses, with the remaining unrealized loss recognized in other comprehensive income. The Company limits its credit exposure by investing primarily in investment-grade securities and by diversifying its investment portfolio.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s asset measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$72,800,110	$-	$-
Cash equivalents (US Treasuries)	6,669,780	$-	$-
	$79,469,891	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$8,208,776	$-	$-
Cash equivalents (US Treasuries)	7,220,655	$-	$-
	$15,429,431	$-	$-

As of December 31, 2025 and 2024, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $806 and $1,299,616 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company recognized a tax receivable related to the expected cash refund from the Australian Taxation Office of $0 and $1,974,370, respectively, in the accompanying consolidated balance sheets.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the June 2025 ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the June 2025 ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the June 2025 ATM proceeds. If the Company terminates the June 2025 ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2025, $93,630 of deferred offering costs were capitalized related to the June 2025 ATM Agreement, which are included in deferred offering cost in the accompanying consolidated balance sheet.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company and Nexcella, its majority-owned subsidiary through May 2024, and wholly-owned subsidiary thereafter maintain their accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(20,284) and $(39,600) for the years ended December 31, 2025 and 2024, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the year ended December 31, 2025 and 2024 include, respectively, 2,403,857 and 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (see Note 7). As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to or less than $0.01 per share), these shares are deemed to be issued for purposes of basic loss per common share. As of December 31, 2025 and 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included stock options and warrants for 8,442,317 and 4,463,488 common shares, respectively.

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Operating equipment	3-10 years
Electronic equipment	3-5 years
Office equipment	3-5 years
Leasehold improvements	10 years

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of December 31, 2025 and 2024, the Company did not have any finance leases.

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

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the years ended December 31, 2025 and 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency in income tax disclosures. ASU 2023-09 requires entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. For public business entities, this ASU is effective for annual periods beginning after December 15, 2028, including interim periods within those periods, with early adoption permitted. The amendments provide guidance on recognition, measurement, presentation, and disclosures of government grants received. The Company is currently evaluating the impact of this standard on the Company’s financial statements and disclosures.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has implemented OBBBA in the fourth quarter of fiscal 2025. Refer to Note 11, Income Taxes, for further details.

Note 3 – Prior Agreements with Nexcella Subsidiary

Nexcella Absorption

Nexcella, Inc, a wholly-owned subsidiary of Immix Biopharma, Inc, was merged with and into the Company in May 2024.

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

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Prepaid research and development expenses	$497,705	$472,508
Prepaid insurance expense	179,903	9,334
Prepaid investor relations expense	-	27,397
Other current assets	150,721	32,271
Total prepaid expenses and other current assets	$828,329	$541,510

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts payable	$5,442,737	$5,388,494
Accrued research and development expenses	3,254,506	2,423,177
Accrued professional services	-	22,500
Accrued compensation and related expenses	942,163	658,161
Other accrued expenses	331,801	129,567
Total accounts payable and accrued expenses	$9,971,207	$8,621,899

Note 6 – Property and Equipment

Property and equipment at December 31, 2025 and 2024 consisted of:

	December 31, 2025	December 31, 2024
Operating equipment	$1,565,985	$844,740
Office equipment	3,896	3,896
Leasehold improvements	1,244,741	-
	2,841,622	848,636
Less: Accumulated depreciation	(293,001)	(47,255)
	2,521,621	801,381
Construction in progress	-	938,768
	$2,521,621	$1,740,149

For the years ended December 31, 2025 and 2024, depreciation expense amounted to $245,747 and $32,941, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, balances will be classified to their respective property and equipment category.

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

June 2025 ATM Sales Agreement

On June 3, 2025, the Company entered into the June 2025 ATM Agreement under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3%) of the gross sales proceeds of any common stock sold through Citizens under the June 2025 ATM Agreement, and has also provided Citizens with customary indemnification and contribution rights. The Company has reimbursed Citizens for certain specified expenses in the amount of $3,000 in connection with entering into the June 2025 ATM Agreement, and expects to conduct quarterly reimbursements of $3,000 throughout the term of the June 2025 ATM Agreement. Initially, the Company is eligible to sell up to $13,450,000 worth of shares of its common stock under the June 2025 ATM Agreement subject to the so-called “baby shelf” limitations of General Instruction I.B.6 of Form S-3 until such time that the Company’s public float equals or exceeds $75.0 million. In the event the aggregate market value of the Company’s outstanding common stock held by non-affiliates equals or exceeds $75.0 million, then the baby shelf limitation on sales set forth in General Instruction I.B.6 of Form S-3 shall not apply to additional sales made pursuant to the June 2025 ATM Agreement. During the year ended December 31, 2025, the Company sold 1,697,504 shares of common stock pursuant to the June 2025 ATM Agreement for net proceeds of $4,409,430, after offering expenses

Common Stock Issuance – Public Offerings

On February 5, 2024, the Company entered into an Underwriting Agreement (the “2024 Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Underwriter”), relating to an underwritten offering (the “2024 Offering”) of 5,535,055 shares of common stock of the Company. The public offering price was $2.71 per share of common stock and the Underwriter agreed to purchase the common stock pursuant to the 2024 Underwriting Agreement at a price of $2.5203 per share. On February 8, 2024, the Company closed the 2024 Offering and received net proceeds of $13,565,760, after deducting underwriting discounts and commissions and estimated offering expenses. Pursuant to the Agreement, the Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 783,970 shares of common stock which was exercised in full on March 1, 2024, for net proceeds of $1,954,594, after deducting underwriting discounts and offering expenses.

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares (the “Shares”) of the Company’s common stock, par value $0.0001, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The purchase price per Share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025 and gross proceeds were approximately $9.3 million, before deducting fees and expenses payable by the Company. The Company intends to use the proceeds from the Private Placement for working capital and general corporate purposes. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

On December 7, 2025, the Company entered into an underwriting agreement (the “ 2025 Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative of the several underwriters named in Schedule 1 thereto (the “Underwriters”), relating to the issuance and sale (the “2025 Offering”) of 19,117,646 shares of its common stock, par value $0.0001 per share (the “Shares”), and pre-funded warrants to purchase 490,196 shares of its common stock (the “Pre-Funded Warrants”). The Shares are being sold at a price of $5.10 per share and the Pre-Funded Warrants are being sold at a price of $5.09 per Pre-Funded Warrant, which represents the per share offering price for the Shares minus the $0.01 per share exercise price for each Pre-Funded Warrant.

Each Pre-Funded Warrant will have an exercise price per share of common stock equal to $0.01 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each Pre-Funded Warrant will be exercisable on or after the date of issuance until the date the Pre-Funded Warrant is exercised in full. Each Pre-Funded Warrant will be exercisable, in the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Pre-Funded Warrant. Under the Pre-Funded Warrants, the Company may not effect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities immediately outstanding after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 19.99% upon at least 61 days’ notice to the Company.

Other Common Stock Issuances

During the year ended December 31, 2025, the Company issued 120,571 shares of restricted common stock valued at $270,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the year ended December 31, 2025, the Company issued 38,840 shares of restricted common stock valued at $75,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on February 29, 2024.

During the year ended December 31, 2025, the Company issued 75,000 shares of restricted common stock valued at $123,750 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on March 16, 2025.

During the year ended December 31, 2025, the Company issued 9,259 shares of restricted common stock valued at $40,000 for investor relations services based on the closing price pursuant to the extension of a marketing services agreement entered into on November 20, 2025.

During the year ended December 31, 2025, the Company issued 275,759 shares of common stock upon the vesting of restricted stock awards.

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

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $242,454 and $438,671 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. As of December 31, 2025, there were no unvested restricted shares.

Stock Options

In 2016, the Board of Directors of the Company approved the Immix Biopharma, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan initially allowed for the Board of Directors to grant various forms of incentive awards covering up to 417,120 shares of common stock. During the year ended December 31, 2021, the Board of Directors amended the 2016 Plan to increase the aggregate number of shares available for issuance under the 2016 Plan to 1,761,120 shares of common stock. On September 10, 2021, the Board of Directors approved the 2021 Equity Incentive Plan (as amended and restated, the “2021 Plan”) pursuant to which it initially reserved and made available for future issuance under the 2021 Plan (i) 900,000 shares of common stock, plus (ii) the number of shares of common stock reserved, but unissued under the 2016 Plan, and (iii) the number of shares of common stock underlying forfeited awards under the 2016 Plan, provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award (as defined in the 2021 Plan) would not count against such share limit. Subsequent to September 10, 2021, no further awards were issued under the 2016 Plan, but all awards under the 2016 Plan which were outstanding as of September 10, 2021 (including any Grandfathered Arrangement (as defined in the 2021 Plan)) continue to be governed by the terms, conditions and procedures set forth in the 2016 Plan and any applicable award agreement until forfeited, expired or terminated.

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2021 Plan Amendments. As of December 31, 2025, there were 2,388,356 shares of the Company’s common stock remaining to be issued under the Amended 2021 Plan.

During the year ended December 31, 2025, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 198,000 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 680,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $2.24 per share and vest over periods of 12 to 48 equal monthly installments.

During the year ended December 31, 2025, the Board of Directors approved the issuance of options to purchase 516,440 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $2.20 to $4.33 per share, which options vest in 48 equal monthly installments.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024:

	2025	2024
Volatility	88-105%	98-107%
Expected life (years)	5.27-10.00	5.27-6.02
Risk-free interest rate	3.65-4.58%	3.56-4.64%
Dividend rate	—%	—%

The Company recognized stock-based compensation of $1,690,671 and $1,404,044 related to stock options for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $3,833,369, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.78 years.

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	2,512,561	$1.92
Granted	1,572,176	2.19
Exercised	(834)	1.95
Forfeited	(17,915)	1.95
Expired	-	-
Outstanding, December 31, 2024	4,065,988	$2.02
Granted	1,394,440	2.63
Exercised	(4,900)	1.33
Forfeited	(39,521)	2.16
Expired	(151,899)	1.36
Outstanding and expected to vest, December 31, 2025	5,264,108	$2.20

The following table discloses information regarding outstanding and exercisable options at December 31, 2025:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	5.2	256,500	$0.80
1.01-2.00	1,550,170	1.84	6.6	1,262,602	1.85
2.01-3.00	3,090,748	2.30	8.2	1,656,991	2.38
3.10-6.00	366,690	3.85	9.7	18,076	5.02
	5,264,108	$2.20	7.7	3,194,169	$2.06

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2025, the intrinsic value for the options vested and outstanding was $10,140,638 and $15,950,536, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $4,918 and $3,069, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	2,311,161	$0.71
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2024	2,311,161	$0.71
Granted	3,426,905	1.72
Exercised	(156,000)	0.80
Forfeited	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2025	5,582,066	$1.32

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2025:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
0.01	490,196	0.01	9.95	490,196	0.01
2.00	2,936,709	2.00	9.68	2,936,709	2.00
6.25	241,500	6.25	0.96	241,500	6.25
	5,582,066	$1.32	6.01	5,582,066	$1.32

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of December 31, 2025, the intrinsic value for the warrants vested and outstanding was $22,052,649.

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

The following table summarizes the stock option activity for the year ended December 31, 2024 for Nexcella:

	Options	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	186,528	$6.49
Granted	-	-
Exercised	-	-
Forfeited	(186,528)	6.49
Expired	-	-
Outstanding and expected to vest, December 31, 2024	-	$-

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

On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, which has been paid in full as of December 31, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the year ended December 31, 2025 and 2024, the Company recorded research and development expenses of $5,098,585 and $4,639,363, respectively, related to the license agreement and first amendment.

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

Note 9 - CIRM Grants

On July 25, 2024, the Company was awarded an $8 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the years ended December 31, 2025 and 2024, the Company received $2.8 million and $1.9 million, respectively in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred.

Note 10 – Leases

In January 2024, the Company entered into a long-term operating lease agreement for 14,000 square feet of biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease, the Company is required to pay monthly base rents ranging from $11,900 to $16,218, and pay its proportionate share of property taxes, insurance and normal maintenance costs. The lease agreement includes two options to extend the lease for a term of five years each. The lease has a remaining term of 8.00 years and an implicit weighted average interest rate of 8%.

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$204,599	$168,599
Short-term lease cost	58,805	56,621
Total lease cost	$263,404	$225,220

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$966,917	$989,471
Right of use liability operating lease current portion	$139,339	$65,219
Right of use liability operating lease long term	933,625	1,009,551
Total operating lease liabilities	$1,072,964	$1,074,770

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%.

The following table provides the maturities of lease liabilities at December 31, 2025:

Operating
Leases
2026	$218,971
2027	158,325
2028	163,866
2029	169,602
2030	175,538
2031 and thereafter	564,344
Total future undiscounted lease payments	1,450,646
Less: Interest	(377,682)
Present value of lease liabilities	$1,072,964

Note 11 – Income Taxes

The Company is subject to taxation in the United States, California and Australia. At December 31, 2025, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $52,534,000, $52,345,000 and $5,006,000, respectively. The federal loss carryforwards generated after 2017 of approximately $51,929,000 will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income, while those loss carryforwards generated prior to 2018 begin expiring in 2034, unless previously utilized. State loss carryforwards also begin expiring in 2034, unless previously utilized, while the Company’s foreign loss carryforward does not expire. The Company also has federal and California research and development credit carryforwards totaling approximately $573,000 and $1,194,000, respectively, at December 31, 2025. Additionally, the Company has a research orphan tax credit carryover totaling approximately $3,193,000 with a carryover period of 20 years. The Federal credits begin to expire in 2034, unless previously utilized, while the State credits do not expire. The Company also has foreign withholding tax carryforwards totaling $172,000 at December 31, 2025. The foreign withholding tax carryforward credit begins to expire in 2028, unless previously utilized.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to the loss from operations for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Expected income tax benefit computed at the statutory rate	$(8,236,924)	$(6,039,482)
State income tax benefit, net of federal benefit, net of valuation allowance	-	-
Foreign rate differential	10,044	45,967
Foreign losses not benefited	84,263	385,628
Tax effect of:
Change in valuation allowance	9,442,422	7,746,966
Change in fair value of derivative liability	-	-
Other permanent items and tax credits	(3,328,393)	(1,676,951)
Other non-deductible expenses	2,066,312	(421,091)
Provision for income taxes	$37,724	$41,037

Net deferred tax assets are comprised of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Net operating losses	$15,937,614	$6,708,668
Foreign tax credits	172,102	139,978
Federal & state research credit carryforwards	16,186	-
Federal & state research credit carryforwards	4,959,544	2,530,635
Stock-based compensation	1,128,104	775,253
Amortization of capitalized research and development	3,027,057	5,599,397
Depreciation	20,960	10,623
Lease	29,672	-
Valuation allowance	(25,291,239)	(15,764,554)
Net deferred tax assets	$-	$-

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

For the years ended December 31, 2025 and 2024, domestic and foreign pre-tax losses were as follow:

	December 31, 2025	December 31, 2024

Loss before income taxes - Domestic	$29,101,560	$20,114,816
Loss before income taxes – Foreign	299,329	1,542,510
Loss before income taxes - Consolidated	$29,400,889	$21,657,326

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2025 and 2024.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term, subject to the terms of the agreement which provide that unless the Company and Dr. Rachman have otherwise agreed in writing, if Dr. Rachman continues to work for the Company after the expiration of the term (which he has), his employment shall be under the same terms and conditions provided for in the Rachman Employment Agreement, except that his employment will be on an “at will” basis and the provisions of the agreement a lowing for Dr. Rachman to terminate the agreement for “good reason” and for Dr. Rachman to be paid severance in the event his employment is terminated by the Company without cause or by Dr. Rachman for good reason will no longer apply, and the Rachman Employment Agreement currently remains in effect pursuant to such terms. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman was entitled to a base salary of $360,000 annually. Dr. Rachman was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Rachman Employment Agreement dated as of June 18, 2021 pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively and (ii) the agreement was amended to entitle Dr. Rachman to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary and on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. Dr. Rachman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. Rachman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (i) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers for a period of six months following termination). Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on the board of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

On March 18, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC, an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term, automatically renewable thereafter for successive one year terms unless terminated by either party, and currently has a term through March 18, 2026. Pursuant to the Morris MSA, the Company employs Mr. Morris as Chief Financial Officer and Mr. Morris was entitled to a base salary of $240,000 annually beginning in December 2021 ($120,000 annually prior). Mr. Morris was also entitled to a performance-based bonus of 100% of the base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On November 9, 2022 and May 12, 2023, the Company entered into amendments to the Morris MSA dated as of March 24, 2021, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000 and $446,000, retroactive as of January 1, 2022 and 2023, respectively, and (ii) Mr. Morris is entitled to a performance-based bonus of up to 50% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. Unless terminated by the Company without “cause” or by Alwaysraise LLC (as such terms are defined in the Morris MSA), upon termination, Mr. Morris will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 9, 2024, the Company entered into an amendment to the Morris MSA pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information. The full amount of the base salary and any bonus payments are included in general and administrative expenses.

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

Note 13 – Related Party Transactions

On March 16, 2025, the Company entered into a marketing services and investor relations agreement with Robinhood II LP. Nancy Chang is the general manager of Robinhood II, LP and in such capacity has the right to vote and dispose of the securities held by such entity. During fiscal 2025, the Company paid $104,210 in cash and issued 75,000 shares with a grant date fair value of $123,750, to Robinhood II, LP for performance of marketing services.

Note 14 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to December 31, 2025, the Company issued 10,966 shares of restricted common stock valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, has concluded that, based on such evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025 based on the framework established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The material weakness described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, related to our small size, our limited number of personnel, and our failure to have an effective internal control environment in place with formal processes and procedures, including adequate segregation of duties within systems, has been remediated as of December 31, 2025. With the oversight of senior management, such material weakness was remediated as a result of, among other things, hiring personnel with significant relevant experience in public company internal control environments; our engagement of a reputable third-party expert to assist with enhancing our risk assessment and control testing processes; the establishment of additional points of segregation of duties across our key processes; the enhancement of our documentation and review of significant accruals, journal entries and account reconciliations; and the upgrade our information technology general controls.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Except the controls implemented to remediate the material weakness disclosed in the Company’s Form 10-K as of December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Disclosure in Lieu of Current Report on Form 8-K

Appointment of Executive Officers

On March 19, 2026, the Board appointed Ilya Rachman as our Chief Scientific Officer and Gabriel Morris as our President. Dr. Rachman and Mr. Morris shall continue to serve as our Chief Executive Officer and Chief Financial Officer, respectively, and will not receive any additional compensation in connection with serving in these additional roles.

Approval of 2025 Bonuses

Pursuant to the terms of their respective employment agreements, Ilya Rachman and Gabriel Morris are each entitled to a performance based annual incentive cash bonus payment equal to up to 50% of their base salaries if certain corporate and operational milestones are achieved. At the end of the fiscal year, the Compensation Committee reviews and determines the level of the Company’s achievement against the applicable corporate and operational milestones goals. On March 19, 2026, the Company’s Compensation Committee and Board of Directors approved 2025 annual cash bonuses for each of Dr. Rachman and Mr. Morris equal to 60% of their respective base salaries (120% of the target bonus) based on their achievement of the predetermined corporate and operational milestones.

Amendment to Amended and Restated 2021 Omnibus Equity Incentive Plan

On March 19, 2026, the Board adopted a formal amendment (the “2021 Plan Amendment”) to the Amended and Restated 2021 Omnibus Equity Incentive Plan which memorialized an amendment which was previously adopted via Board resolutions. The 2021 Plan Amendment provides that the Board may, in its discretion, delegate authority to one or more officers of the Company with respect to the granting of awards to other individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act, provided that any such delegation by the Board shall include a limitation as to the amount of common stock underlying awards that may be granted during the period of the delegation and shall contain guidelines as to the determination of the exercise price and the vesting criteria. A copy of the 2021 Plan Amendment is attached as an exhibit to this Annual Report on Form 10-K.

Ratification of Option Grants

On March 19, 2026, the Board adopted, pursuant to Section 204 of the General Corporation Law of the State of Delaware, resolutions (the “Resolutions”) ratifying the issuance of certain options to purchase common stock granted to employees (the “Ratification”). A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the General Corporation Law of the State of Delaware is attached to this Annual Report on Form 10-K as Exhibit 99.1. Any claim that the defective corporate acts (including all putative options) identified in the Resolutions are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the ratifications not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Annual Report on Form 10-K.

(b) Rule 10b5-1 Trading Plans

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, including, but not necessarily limited to, under the headings “Proposal 1. Election of Directors”, “Executive Officers”, “Corporate Governance Standards and Director Independence” (including under “Code of Business Conduct and Ethics”, “Insider Trading Policy” and “Committees of our Board of Directors”), and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted).

Insider Trading Policies and Procedures

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and consultants, including those persons serving in similar positions with our subsidiaries. Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us and our directors, officers, employees and consultants.  The Insider Trading Policy prohibits trading while in possession of material nonpublic information. While the Company’s executive officers and directors are not required to enter into trading plans in advance of any transactions in Company securities, executive officers and directors are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. The Insider Trading Policy requires all  directors, officers, and certain other specified employees who have regular access to material nonpublic information about the Company in the normal course of their duties to comply with pre-clearance procedures prior to engaging in any transaction in Company securities and generally prohibits them from engaging in any such transactions during blackout periods. The Insider Trading Policy also requires the Company to comply with all federal and state securities laws and regulations and any applicable listing standards when engaging in transactions in its own securities. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, including, but not necessarily limited to, under the headings: “Executive Compensation–Summary Compensation Table”, “–Narrative Disclosure to Summary Compensation Table”, “–Equity Plans”, “–Bonus Arrangements”, “–Recovery of Erroneously Awarded Compensation”, “–Equity Award Grant Policies”, “–Outstanding Equity Awards at December 31, 2025” and “Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, including, but not necessarily limited to, under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Equity Compensation Plan Information

The following table presents information as of December 31, 2025 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,264,108	$2.20	2,388,356
Equity compensation plans not approved by security holders	-	-	-
Total	5,264,108	$2.20	2,388,356

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, including, but not necessarily limited to, under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Standards and Director Independence –Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Crowe LLP, Los Angeles, California; PCAOB ID#173. The information required by this Item is incorporated by reference from in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, including, but not necessarily limited to, under the heading “Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2026 –Principal Accountant Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 28, 2021)

4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated August 21, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2023)

4.4	Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024 and incorporated herein by reference)

4.5	Form of Non-Transferable Warrant dated September 5, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025)

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025)

4.7*	Description of the Registrant’s Securities

10.1+	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.2+	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.4+	Employment Agreement by and between the Company and Ilya Rachman dated June 18, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.5+	Management Services Agreement by and between the Company and Alwaysraise LLC, dated March 24, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.8+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.9+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.10#	Research and License Agreement entered into on November 27, 2022 by and between Nexcella, Inc. (formerly Immix Biopharma Cell Therapy, Inc.), Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022)

10.11	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.13+	2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.14+	Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.15	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.16+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of May 12, 2023(Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

10.17+

Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of May 12, 2023(Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

10.18

At The Market Offering Agreement dated as of June 3, 2025 between the Company and Citizens JMP Securities, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2025)

10.19	Securities Purchase Agreement dated September 5, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025)

10.20	Registration Rights Agreement dated September 5, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025)

10.22	Form of First Amendment to Stock Option Grant Notice (Management and Board) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2025)

10.23	Form of First Amendment to Stock Option Grant Notice (Employees) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2025)

80

10.24+

Form of Stock Option Agreement under the Amended and Restated Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 22, 2024)

10.25+

Form of Restricted Stock Grant Agreement under the Amended and Restated Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 22, 2024)

10.26+	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 22, 2024)

10.27+	First Amendment to the Research and License Agreement, dated December 16, 2024, by and between Nexcella, Inc. and Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd.)

10.28*	Amendment No. 1 to the Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022)

16.1	Letter from KMJ Corbin & Company LLP dated July 19, 2024 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024 and incorporated herein by reference)

19.1	Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Crowe LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Immix Biopharma, Inc. Executive Clawback Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

99.1*	Ratification of Option Grants

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats such information as private or confidential and such omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2026.

/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilya Rachman	Chief Executive Officer (Principal Executive Officer), Chief Scientific Officer and Chairman of the Board of Directors	March 25, 2026
Ilya Rachman

/s/ Gabriel Morris	Chief Financial Officer, President and Director	March 25, 2026
Gabriel Morris	(Principal Financial and Accounting Officer)

/s/ Jason Hsu	Director	March 25, 2026
Jason Hsu

/s/ Magda Marquet	Director	March 25, 2026
Magda Marquet

/s/ Helen C. Adams	Director	March 25, 2026
Helen C. Adams

/s/ Carey Ng	Director	March 25, 2026
Carey Ng

/s/ Jane Buchan	Director	March 25, 2026
Jane Buchan

/s/ Yekaterina Chudnovsky	Director	March 25, 2026
Yekaterina Chudnovsky

/s/ Nancy Chang	Director	March 25, 2026
Nancy Chang

