Form 10-K/A
period 2025-12-31
Immix Biopharma, Inc.
filed 2026-03-27
CIK 1873835

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

EXPLANATORY NOTE

Immix Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Original Filing”), for the sole purpose of reflecting the correct date of the Report of Independent Registered Public Accounting Firm (the “Auditor Report”) (correct: March 25, 2026). No other changes have been made to the financial reports or 10-K content compared to the 10-K filed on March 25, 2026.

In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated auditor consent and certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

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

Los Angeles, California

March 25, 2026

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 28, 2021)

4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated August 21, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2023)

4.4	Certificate of Ownership and Merger (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024 and incorporated herein by reference)

4.5	Form of Non-Transferable Warrant dated September 5, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025)

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025)

4.7^	Description of the Registrant’s Securities

10.1+	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.2+	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.4+	Employment Agreement by and between the Company and Ilya Rachman dated June 18, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.5+	Management Services Agreement by and between the Company and Alwaysraise LLC, dated March 24, 2021 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.8+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.9+	Amendment to Master Services Agreement by and between the Company and Alwaysraise, LLC dated as of November 9, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.10#	Research and License Agreement entered into on November 27, 2022 by and between Nexcella, Inc. (formerly Immix Biopharma Cell Therapy, Inc.), Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2022)

10.11	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.13+	2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 6, 2021)

10.14+	Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)

10.15	Form of Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023)

10.16+	Amendment to Employment Agreement by and between the Company and Ilya Rachman dated as of May 12, 2023(Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023)

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

10.26+	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 22, 2024)

10.27^#	First Amendment to the Research and License Agreement, dated December 16, 2024, by and between Nexcella, Inc. and Hadasit Medical Research Services & Development, Ltd. and BIRAD Research and Development Company Ltd).

10.28^+	Amendment No. 1 to the Immix Biopharma, Inc. 2021 Omnibus Equity Incentive Plan

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022)

16.1	Letter from KMJ Corbin & Company LLP dated July 19, 2024 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2024 and incorporated herein by reference)

19.1^	Insider Trading Policy

21.1^	Subsidiaries

23.1*	Consent of Crowe LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Immix Biopharma, Inc. Executive Clawback Policy (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023)

99.1^	Ratification of Option Grants

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2025 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
^	Previously filed with the Original Filing.
+	Management contract or compensatory plan or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the Company customarily and actually treats such information as private or confidential and such omitted information is not material.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2026.

/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

/s/ Gabriel Morris
Gabriel Morris
Chief Financial Officer and President
(Principal Financial and Accounting Officer)