Form 10-Q
period 2026-03-31
Immix Biopharma, Inc.
filed 2026-05-07
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock outstanding as of April 30, 2026 was 54,411,427.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to maintain the listing of our common stock, par value $0.0001 per share (the “common stock”), on the Nasdaq Capital Market (“Nasdaq”);

●	our need to raise substantial additional capital to fund our operations, the availability and terms of such funding, and dilution caused thereby;
●	the success, cost and timing of our clinical trials;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our product candidates;

●	the potential that results of pre-clinical and clinical trials indicate our current product candidates or any future product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against claims against us;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing therapies and products that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	regulatory or legal developments in the United States and other countries;

●	the effects of a potential recession, market volatility, geopolitical tensions and macroeconomic factors on our business, our suppliers and our customers;

●	our competitive position and ability to leverage the clinical, regulatory and manufacturing advancements to accelerate our clinical trials and regulatory approval of product candidates;

●	the potential for us to incur substantial costs resulting from product liability lawsuits against us and the potential for these product liability lawsuits to cause us to limit our commercialization of our product candidates;

●	our ability to quickly leverage our initial product candidates and to progress additional candidates;

●	market acceptance of our product candidates, the size and growth of the potential markets for our current product candidates and any future product candidates we may seek to develop, and our ability to serve those markets; and

●	the successful development of our commercialization capabilities, including sales and marketing capabilities.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended by that Form 10-K/A filed with the SEC on March 27, 2026, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,250,163	$93,928,566
Short-term investments	11,328,999	6,480,860
Prepaid expenses and other current assets	1,695,649	828,329

Total current assets	92,274,811	101,237,755

Other assets	20,418	20,418
Deferred offering costs	164,723	93,630
Right-of-use asset, net	927,728	966,917
Property and equipment, net	2,428,377	2,521,621

Total assets	$95,816,057	$104,840,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,414,266	$9,971,207
Operating lease liability - current	125,392	139,339

Total current liabilities	10,539,658	10,110,546

Operating lease liability – long term	912,343	933,625
Total liabilities	11,452,001	11,044,171

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 53,084,455 shares issued and 53,012,092 shares outstanding at March 31, 2026 and 53,023,466 shares issued and 52,951,103 shares outstanding at December 31, 2025	5,307	5,301
Additional paid-in capital	198,903,047	198,293,956
Accumulated other comprehensive income	105,636	60,160
Accumulated deficit	(114,549,971)	(104,463,284)
Treasury stock at cost, 72,363 shares as of March 31, 2026 and December 31, 2025	(99,963)	(99,963)
Total stockholders’ equity	84,364,056	93,796,170

Total liabilities and stockholders’ equity	$95,816,057	$104,840,341

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$4,823,378	$2,707,851
Research and development	5,980,477	1,975,074

Total operating expenses	10,803,855	4,682,925

Loss from operations	(10,803,855)	(4,682,925)

Other income (expense):
Interest income	717,168	150,219
Total other income (expense), net	717,168	150,219

Loss before provision for income taxes	(10,086,687)	(4,532,706)

Provision for income taxes	-	9,822

Net loss	(10,086,687)	(4,542,528)

Other comprehensive income:
Unrealized gains on available-for-sale securities	69,141	-
Foreign currency translation	(23,665)	16,519
Total other comprehensive income	45,476	16,519

Comprehensive loss	$(10,041,211)	$(4,526,009)

Loss per common share - basic and diluted	$(0.18)	$(0.15)

Weighted average shares outstanding - basic and diluted	55,369,123	29,701,080

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2025	53,023,466	$5,301	$198,293,956	$60,160	$(104,463,284)	(72,363)	$(99,963)	$93,796,170

Shares issued for exercise of stock options	21,480	2	33,530	-	-	-	-	33,532

Shares issued for cashless exercise of warrants	28,543	3	(3)	-	-	-	-	-

Shares issued for services	10,966	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	508,065	-	-	-	-	508,065

Net loss	-	-	-	-	(10,086,687)	-	-	(10,086,687)

Unrealized gains on available-for-sale securities	-	-	-	69,141	-	-	-	69,141

Foreign currency translation adjustment	-	-	-	(23,665)	-	-	-	(23,665)

Balance March 31, 2026	53,084,455	$5,307	$198,903,047	$105,636	$(114,549,971)	(72,363)	$(99,963)	$84,364,056

Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	16,519

Balance March 31, 2025	27,924,704	$2,793	$89,242,459	$15,463	$(79,567,199)	(72,363)	$(99,963)	$9,593,553

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net loss	$(10,086,687)	$(4,542,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	575,565	868,359
Depreciation	91,577	38,153
Amortization of right of use asset	39,189	21,027
Loss on disposal of fixed assets	34,153	-
Realized gain on available-for-sale securities	(10,648)	-
Changes in operating assets and liabilities:
Tax receivable	(725)	2,003,580
Prepaid expenses and other current assets	(866,595)	(316,622)
Accounts payable and accrued expenses	432,207	258,718
Operating lease liability	(35,229)	(15,827)

Net cash used in operating activities	(9,827,193)	(1,685,140)

Investing Activities:
Purchase of property and equipment	(32,486)	(67,713)
Proceeds from the sale of short-term investments	3,000,000	-
Purchase of short-term investments	(7,768,350)	-

Net cash used in investing activities	(4,800,836)	(67,713)

Financing Activities:
Proceeds from exercise of stock options	33,532	-
Payments of deferred offering costs	(71,093)	-

Net cash provided by financing activities	(37,561)	-

Effect of foreign currency on cash	(12,813)	(8,000)

Net change in cash and cash equivalents	(14,678,403)	(1,760,853)
Cash and cash equivalents – beginning of period	93,928,566	17,681,954
Cash and cash equivalents – end of period	$79,250,163	$15,921,101

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$-	$9,822

Supplemental Disclosures of Noncash Financing Information:
Purchase of property and equipment included in accounts payable and accrued expenses	$-	$354,225
Exercise of cashless warrants	$3	$-
Shares issues for vested restricted stock awards	$-	$16

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

The condensed consolidated financial statements and related disclosures as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025 and 2024 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Use of Estimates in Financial Statement Presentation - The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company uses significant judgments when making estimates related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and the valuation of stock-based compensation. Actual results could differ from those estimates.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of Immix Biopharma, Inc., the accounts of its 100% owned subsidiaries.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $10.1 million for the three months ended March 31, 2026 and $29.4 million for the year ended December 31, 2025 and an accumulated deficit of $114.5 million as of March 31, 2026, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financings and the receipt of funding from grant awards.

On July 25, 2024, the Company was awarded an $8.0 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2026 and 2025, the Company received $1.5 million and $1.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of March 31, 2026, the Company has received approximately $6.2 million in grant reimbursements under the grant agreement and approximately $1.8 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company may offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. On March 25, 2026, the Company and Citizens entered into Amendment No. 1 (“June 2025 ATM Amendment No. 1”) to the June 2025 ATM Agreement (together, the “Amended June 2025 ATM Agreement”), pursuant to which, effective March 25, 2026, the value of shares of common stock that the Company may sell through Citizens under the Amended June 2025 ATM Agreement was increased from $50 million to $100 million. The issuance and sale of shares, if any, under the Amended June 2025 ATM Agreement will be made under the Company’s current effective registration statement on Form S-3 (File No. 333 292665) (the “Registration Statement”), previously filed with the SEC on January 9, 2026, and declared effective by the SEC on January 22, 2026, including the prospectus dated January 9, 2026 and the prospectus supplement relating to this offering filed with the SEC on March 25, 2026, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including privately negotiated and block transactions. Under the terms of the Amended June 2025 ATM Agreement, the Company will not issue or sell through Citizens such number or dollar amount of shares that would exceed the number or dollar amount of shares of common stock registered and available on the Registration Statement and as reflected on the prospectus supplement pursuant to which the offering is being made, exceed the number of authorized but unissued shares of common stock, or exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3.0%) of the gross sales proceeds of any sales of common stock through the Citizens under the Amended June 2025 ATM Agreement, and also has provided Citizens with customary indemnification and contribution rights. The Company will also reimburse Citizens for certain specified expenses in connection with entering into the Amended June 2025 ATM Agreement up to a maximum of $50,000 (refer to Note 6). During the three months ended March 31, 2026 and 2025, the Company sold no shares of common stock pursuant to the June 2025 ATM Agreement and the Amended June 2025 ATM Agreement. As of March 31, 2026, the Company has sold an aggregate of 1,697,504 shares of common stock pursuant to the Amended June 2025 ATM Agreement for net proceeds of $4,409,430, after offering expenses.

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares of the Company’s common stock, par value $0.0001, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The combined purchase price per share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025, and gross proceeds were approximately $9.3 million, before deducting fees and expenses payable by the Company. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

In December 2025, the Company conducted an underwritten public offering (the “2025 Underwritten Offering”) of 19,117,646 shares of its common stock, at a public offering price of $5.10 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 490,196 shares of common stock, at public offering price of $5.09 per Pre-Funded Warrant, for net proceeds of approximately $93.7 million, after underwriting discounts and offering expenses.

As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of approximately $90.6 million. The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing of our Quarterly Report on Form 10-Q.

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

Short-term Investments – Short-term investments consist of debt securities with original maturities greater than three months and remaining maturities of less than one year at the time of purchase. The Company’s short-term investment portfolio primarily includes U.S. Treasury securities classified as available-for-sale and recorded at fair value. As of March 31, 2026 and December 31, 2025, the Company held approximately $11.3 million and $6.5 million, respectively, in short-term investments. Unrealized gains and losses were immaterial for all periods presented.

The Company classifies its short-term investments as available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments—Debt Securities. These securities are recorded at fair value in the condensed consolidated balance sheets. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss) until realized.

Interest income, including amortization of premiums and accretion of discounts, is recognized using the effective interest method and included in interest income in the condensed consolidated statements of operations.

The Company evaluates its available-for-sale debt securities for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. For securities in an unrealized loss position, the Company assesses whether the decline in fair value is attributable to credit-related factors. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the entire unrealized loss is recognized in earnings. Otherwise, the credit-related portion of the unrealized loss is recognized through an allowance for credit losses, with the remaining unrealized loss recognized in other comprehensive income. The Company limits its credit exposure by investing primarily in investment-grade securities and by diversifying its investment portfolio.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$68,417,764	$-	$-
Cash equivalents (US Treasuries)	8,023,556	$-	$-
Short-term investments (US Treasuries)	11,328,999
	$87,770,319	$-	$-

As of March 31, 2026, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$72,800,110	$-	$-
Cash equivalents (US Treasuries)	6,669,780	$-	$-
	$79,469,890	$-	$-

As of December 31, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $76,404 and $124 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company expected no tax receivable related to the expected cash refund from the Australian Taxation Office.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the Amended June 2025 ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the Amended June 2025 ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the proceeds. If the Company terminates the Amended June 2025 ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of March 31, 2026 and December 31, 2025, $164,723 and $93,630 of deferred offering costs were capitalized related to the Amended June 2025 ATM Agreement, which are included in deferred offering cost in the accompanying condensed consolidated balance sheet.

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

Other Comprehensive Income (Loss) – Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses, net of tax, on available-for-sale securities. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets, as accumulated other comprehensive income. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss) until realized.

Foreign Currency Translation and Transaction Gains (Losses) – The Company maintains its accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(5,002) and $(11,652) for the three months ended March 31, 2026 and 2025, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three months ended March 31, 2026 and 2025 include 2,403,857 and 1,913,661 shares underlying Pre-Funded warrants to purchase common shares (see Note 6). As the shares underlying these Pre-Funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three months ended March 31, 2026 and 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 8,450,739 and 4,488,488 shares of common stock, respectively.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of March 31, 2026 and December 31, 2025, the Company did not have any finance leases.

Patent Costs – Although the Company believes that its patents have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended March 31, 2026 and 2025.

Grant Income – The Company records grant income when both the following conditions are met; all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. Grant income is recorded as an offset to research and development expense.

Emerging Growth Company Status - The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. Based on its evaluation of Section 107 of the JOBS Act, the Company expects to no longer qualify as an EGC on December 31, 2026, which is the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering. The Company may take advantage of these exemptions until it is no longer an EGC and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates.

Recent Accounting Pronouncements

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid research and development expenses	$1,226,400	$497,705
Prepaid insurance expense	133,510	179,903
Other current assets	335,739	150,721
Total prepaid expenses and other current assets	$1,695,649	$828,329

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts payable	$4,730,152	$5,442,737
Accrued research and development expenses	4,402,801	3,254,506
Accrued professional services	206,927	-
Accrued compensation and related expenses	880,671	942,163
Other accrued expenses	193,715	331,801
Total accounts payable and accrued expenses	$10,414,266	$9,971,207

Note 5 – Property and Equipment

Property and equipment at March 31, 2026 and December 31, 2025 consisted of:

	March 31, 2026	December 31, 2025
Operating equipment	$1,564,319	$1,565,985
Office equipment	3,896	3,896
Leasehold improvements	1,244,741	1,244,741
	2,812,956	2,841,622
Less: Accumulated depreciation	(384,579)	(293,001)
Property and Equipment, net	$2,428,377	$2,521,621

For the three months ended March 31, 2026 and 2025, depreciation expense amounted to $91,577 and $38,153, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

Note 6 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Amended June 2025 ATM Agreement

On June 3, 2025, the Company and Citizens entered into the June 2025 ATM Agreement, which was amended on March 25, 2026 by the June 2025 ATM Amendment No. 1, pursuant to which the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the three months ended March 31, 2026, the Company sold no shares of common stock pursuant to the June 2025 ATM Agreement or Amended June 2025 ATM Agreement. As of March 31, 2026, the Company has sold an aggregate of 1,697,504 shares of common stock pursuant to the Amended June 2025 ATM Agreement for net proceeds of $4,409,430, after offering expenses.

Common Stock Issuance – Public Offerings

On September 5, 2025 and September 11, 2025, the Company entered into the September 2025 Securities Purchase Agreements and Registration Rights Agreements with the Purchasers, pursuant to which the Company sold to the Purchasers in the Private Placement transaction (i) 3,915,604 shares of the Company’s common stock, and (ii) non-transferable Warrants to purchase 2,936,709 shares of common stock. The combined purchase price per share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025, and gross proceeds were approximately $9.3 million, before deducting fees and expenses payable by the Company. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

On December 7, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative of the several underwriters named in Schedule 1 thereto (collectively, the “Underwriters”), relating to the issuance and sale in the 2025 Underwritten Offering of 19,117,646 shares of its common stock, at a public offering price of $5.10 per share, and Pre-Funded Warrants to purchase 490,196 shares of its common stock, at a public offering price of $5.09 per Pre-Funded Warrant, which represented the per share offering price for the shares minus the $0.01 per share exercise price for each Pre-Funded Warrant.

Each Pre-Funded Warrant has an exercise price per share of common stock equal to $0.01 per share. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each Pre-Funded Warrant was exercisable immediately as of the date of issuance and will remain exercisable until the date the Pre-Funded Warrant is exercised in full. Each Pre-Funded Warrant will be exercisable, in the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Pre-Funded Warrant. Under the Pre-Funded Warrants, the Company may not effect the exercise of any Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the total number of shares of common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of the Company’s securities immediately outstanding after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant, which percentage may be changed at the holder’s election to a higher or lower percentage not in excess of 19.99% upon at least 61 days’ notice to the Company.

Other Common Stock Issuances

During the three months ended March 31, 2026, the Company issued 10,966 shares of restricted common stock, valued at $67,500, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the three months ended March 31, 2026, the Company issued 21,480 shares of common stock upon the exercise of certain common stock options for cash proceeds of $33,532.

During the three months ended March 31, 2026, the Company issued 28,543 shares of common stock upon the cashless exercise of 63,756 common stock warrants.

Restricted Stock Awards

Pursuant to the merger of the Company’s subsidiary, Nexcella. into the Company in May 2024, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan shall automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2021 Plan Amendments, and the Company amended and restated the Amended 2021 Plan (as so amended, the “2nd Amended and Restated 2021 Plan”). As of March 31, 2026, there were 4,942,253 shares of the Company’s common stock remaining to be issued under the 2nd Amended and Restated 2021 Plan.

The Company recognized stock-based compensation of $508,065 and $434,701 related to stock options for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses.

As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $3,983,008, related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 2.86 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2026:

2026
Volatility	115%
Expected life (years)	4
Risk-free interest rate	3.47%
Dividend rate	—%

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2026	5,264,108	$2.20
Granted	114,000	$8.07
Exercised	(21,480)	$1.56
Forfeited	(18,114)	$3.45
Expired	(2,228)	$2.17
Outstanding and expected to vest, March 31, 2026	5,336,286	$2.33

The following table discloses information regarding outstanding and exercisable options at March 31, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	5.0	256,500	$0.80
1.01-2.00	1,531,170	1.85	6.3	1,285,329	1.86
2.01-3.00	3,082,134	2.30	8.0	1,842,024	2.37
3.10-6.00	352,482	3.85	9.5	52,731	4.35
6.01-9.00	114,000	8.07	9.9	-	-
	5,336,286	$2.33	7.5	3,436,584	$2.09

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2026, the aggregate intrinsic value for the options vested and outstanding was $36,206,948.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2026	5,582,066	$1.32
Granted	-	$-
Exercised	(63,756)	$6.25
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, March 31, 2026	5,518,310	$1.27

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2026:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
0.01	490,196	0.01	9.70	490,196	0.01
2.00	2,936,709	2.00	9.44	2,936,709	2.00
6.25	177,744	6.25	0.71	177,744	6.25
	5,518,310	$1.27	5.91	5,518,310	$1.27

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of March 31, 2026, the intrinsic value for the warrants vested and outstanding was $43,282,393.

Note 7 – Licenses Acquired

Research and License Agreement with HADASIT and BIRAD

On December 8, 2022, Nexcella entered into a Research and License agreement with HADASIT and BIRAD (collectively, the “Licensors”) to acquire intellectual property rights pertaining to CAR-T (the “H&B License”). Pursuant to the H&B License, Nexcella paid the Licensors an upfront license fee of $1.5 million in December 2022 (included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss). Additional quarterly payments totaling approximately $13.0 million are due through September 2026 along with an annual license fee of $50,000. Future royalty payments of 5% are due on net sales of licensed products, combined with sales milestone payments in the aggregate amount of up to $20 million when annual net sales reach certain thresholds for each licensed product. The royalties for each licensed product on a country-to-country basis are to be paid through the latter of (a) the expiration of the last-to-expire valid claim under a licensed patent (if any) in such country; (b) the date of expiration of any other Exclusivity Right (as defined in the H&B License) or data protection period granted by a regulatory or other governmental authority with respect to a licensed product that provides exclusivity in the relevant country; or (c) the end of a period of 15 years from the date of the First Commercial Sale (as defined in the H&B License) of the applicable Licensed Product (as defined in the H&B License) in such country. On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, which has been paid in full, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the three months ended March 31, 2026 and 2025, the Company recorded research and development expenses of $1,038,375 and $1,005,513, respectively, related to the H&B License Agreement and First Amendment.

Patent License Agreement with U.S. Medical Research Foundation

In August 2024, the Company entered into a Patent License Agreement (“License Agreement”) with a U.S. medical research foundation pursuant to which the Company was granted certain exclusive and nonexclusive licenses and sublicenses to intellectual and tangible property for the development and commercialization of cell therapy products (“Licensed Products”). Pursuant to the terms of the License Agreement, the Company shall pay an up-front payment in three installments of $500,000, with the first installment due concurrent with the signing of the agreement and the second and third installments due in January and July 2025, respectively. Under the license agreement, the Company must also pay a mid-single-digit net licensed product sales royalty, and milestone payments corresponding with the initiation and completion of Phase II studies in the amounts of $1.5 million and $2.0 million, respectively, as well as a $10.0 million milestone payment at the initiation of Phase III studies and a $13.5 million dollar milestone payment in the event of first commercial sale of a licensed product.

Note 8 - CIRM Grants

On July 25, 2024, the Company was awarded an $8.0 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended March 31, 2026 and 2025, the Company received $1.5 million and $1.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of March 31, 2026, an aggregate of $6.2 million has been received in grant reimbursements under the grant agreement.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three months ended March 31, 2026 and 2025 were as follows:

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
Operating lease cost	$60,150	$42,150
Short-term lease cost	15,294	8,400
Total lease cost	$75,444	$50,550

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$927,728	$966,917
Right of use liability operating lease current portion	$125,392	$139,339
Right of use liability operating lease long term	912,343	933,625
Total operating lease liabilities	$1,037,735	$1,072,964

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%.

The following table provides the maturities of lease liabilities at March 31, 2026:

Operating
Leases
2026 (remaining 9 months)	$162,728
2027	158,325
2028	163,866
2029	169,602
2030	175,538
2031 and thereafter	564,344
Total future undiscounted lease payments	1,394,403
Less: Interest	(356,668)
Present value of lease liabilities	$1,037,735

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that the Company believes to be material. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations.

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman initially was entitled to a base salary of $360,000 annually. Dr. Rachman was also initially entitled to a performance-based bonus of 100% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman and, on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, and (ii) Dr. Rachman’s annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his base salary (subject to, and determined by, the Board in its sole discretion). On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in the annual base salary, and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary and, on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024.

Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. The Rachman Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions during the term of the Rachman Employment and for a period of six months thereafter which generally impose restrictions on (i) employment or providing services to competing companies, (ii) engaging in an competitive business for his own account or being associated with such a business as an individual, partner, shareholder, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor or in any other relationship or capacity, (iii) recruiting or hiring employees for a competing company, and (iv) soliciting or accepting business from the Company’s customers. Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company.

On June 18, 2024, the stated term of Dr. Rachman’s Employment Agreement expired; however, the Rachman Employment Agreement provides that upon its expiration, and unless the Company and Dr. Rachman have otherwise agreed in writing, if Dr. Rachman continues to work for the Company after the expiration of the term (which he has), his employment shall be under the same terms and conditions provided for in the Rachman Employment Agreement, except that his employment will be on an “at will” basis and the provisions of the agreement allowing for Dr. Rachman to terminate the agreement for “good reason” and for Dr. Rachman to be paid severance in the event his employment is terminated by the Company without cause or by Dr. Rachman for good reason will no longer apply. Dr. Rachman continues to work for the Company, and subject to the foregoing exceptions, his employment remains subject to the terms and conditions provided by the Rachman Employment Agreement.

On March 24, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC (“Alwaysraise”), an entity which Gabriel Morris, the Company’s Chief Financial Officer and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term which was automatically renewable thereafter for successive one year terms unless terminated by either party. However, in the June 18, 2021 amendment, the term was amended to a three-year term, which was automatically renewable thereafter for successive one year terms unless terminated by either party. The Morris MSA currently has a term through March 24, 2027. Pursuant to the Morris MSA, the Company engages Mr. Morris as its Chief Financial Officer. As compensation for the services Mr. Morris performs, the Company pays Alwaysraise a monthly management services fee. For purposes of this description, we have annualized such monthly fee and characterized it as base salary. Under the MSA, Mr. Morris initially was entitled to an annual base salary of $120,000 through November 2021, which was increased to $240,000 beginning in December 2021. Pursuant to the June 18, 2021 amendment, beginning on January 1st of each year beginning in 2022, Mr. Morris was also entitled to a performance-based bonus of 100% of the most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris and, on November 9, 2022, the Company entered into an amendment to the Morris MSA, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, and (ii) Mr. Morris’ annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris and, on May 9, 2024, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024.

If terminated by the Company for “Cause” (as such term is defined in the Morris MSA) or by Alwaysraise other than as set forth in the proviso at the end of this sentence, upon termination, Alwaysraise will be entitled only to the monthly management fees and expenses accrued through the date of termination and valid accrued expense reimbursements; provided, that if a substantial and material adverse change in the nature of Mr. Morris’ title, duties or responsibilities with the Company takes place, immediately upon delivery of written notice from Alwaysraise or Mr. Morris, the Company shall terminate the Morris MSA immediately without Cause. If terminated by the Company without “Cause,” Alwaysraise is entitled to be paid the monthly management fees through the end of the term at the rate of 150% and valid accrued expense reimbursements. The Morris MSA contains provisions for the protection of the Company’s intellectual property and confidential information.

Note 11 – Related Party Transactions

On March 16, 2025, the Company entered into a marketing services and investor relations agreement with Robinhood II LP. Nancy Chang, a member of the Company’s Board of Directors, is the general manager of Robinhood II, LP and in such capacity has the right to vote and dispose of the securities held by such entity. During the three months ended March 31, 2026, the Company recorded $31,263 of expense related Robinhood II, LP for performance of marketing services.

Note 12 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to March 31, 2026, the Company issued 4,869 shares of restricted common stock, valued at $45,000 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in “Risk Factors”,, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “Immix,” or “Immix Biopharma” refer to Immix Biopharma, Inc., individually, or as the context requires, collectively with its subsidiaries.

Our logo and some of our trademarks and tradenames are used in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Unless the context otherwise requires and for the purposes of this Quarterly Report on Form 10-Q only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings (reports, proxy information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor & News,” “SEC Filings” page of our website at www.immixbio.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information contained on the websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (“AL”) Amyloidosis and other serious diseases. Our lead cell therapy candidate is CAR-T NXC-201 (“NXC-201”), which is currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial and an ex-U.S. phase 1b/2a NEXICART-1 (NCT04720313) clinical trial. NEXICART-2 is expected to enroll 40 patients, with final readout and Biologics License Application (“BLA”) submission planned thereafter.

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

Figure 1: ImmixBio Pipeline

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

In December 2025, we announced positive interim phase 2 safety and efficacy data from our Phase1/2 NEXICART-2 clinical trial, the first U.S. trial of CAR-T in relapsed/refractory light chain AL, evaluating NXC-201. The results were as of November 13, 2025 and were presented by Heather Landau, MD, of Memorial Sloan Kettering Cancer Center in an oral presentation at the American Society of Hematology’s ASH 2025 Annual Meeting. Prior to NXC-201 treatment, all patients were exposed to an anti-CD38 antibody and a proteasome inhibitor. Median prior lines of therapy were four (range: 1-10). All patients had baseline relapsed/refractory AL Amyloidosis organ involvement.

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

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of equity securities and grant proceeds. Currently, our primary use of cash and short-term investment is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

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

In addition, we are required to pay milestone payments of up to $20.0 million upon the achievement of certain Net Sales milestones as set forth in the Agreement. Pursuant to the Agreement, Nexcella committed to funding NXC-201 clinical trials in Israel for a period of four years for an estimated total cost of approximately $13.0 million, spread on a quarterly basis over that period, the payment of which has been, and will be, paid by us since the merger in May 2024. We expect that the clinical trial data generated by the NXC-201 clinical trials in Israel will be owned by us. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if we or our affiliates or sublicensees commences an action in which the validity, enforceability or scope of any of the Licensed Patents or Joint Patents is challenged. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if we become insolvent or file for bankruptcy.

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

CIRM Grant

On July 25, 2024, we were awarded an $8.0 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and we will co-fund the research project and the amount of our co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of April 30, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

Amended June 2025 ATM Agreement

On June 3, 2025, the Company entered into an At The Market Offering Agreement (the “June 2025 ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), which was amended on March 25, 2026 (the “June 2025 ATM Amendment No. 1” and, together with the June 2025 ATM Agreement, the “Amended June 2025 ATM Agreement”), pursuant to which we may offer and sell, from time to time, at our option, shares of our common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering,” as defined in Rule 415(a)(4) under the Securities Act. During the three months ended March 31, 2026, we sold no shares of common stock pursuant to the June 2025 ATM Agreement and Amended June 2025 ATM Agreement. As of April 30, 2026, we have sold an aggregate of 3,062,504 shares of common stock pursuant to the Amended June 2025 ATM Agreement for net proceeds of $17,101,938, after offering expenses.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

General and Administrative Expense

General and administrative expense was $4,823,378 for the three months ended March 31, 2026, compared to $2,707,851 for the three months ended March 31, 2025.

The expenses incurred in both periods were related to salaries, patent maintenance costs and general accounting and other general consulting expenses, which were higher for the three months ended March 31, 2026, due to increased investor relations and professional fees of $1,174,910 related to the Company’s efforts to raise capital, increased compensation of $607,006 due to hiring of additional employees, and increased other general expenses of $355,724.

Research and Development Expense

Research and development expense was $5,980,477 for the three months ended March 31, 2026, compared to $1,975,074 for the three months ended March 31, 2025.

The increased research and development expenses were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees. We were able to increase spending on research and development in 2026 as a result of funding from multiple share offerings during the year ended December 31, 2025. Additionally, the Company received approximately $1.5 million in CIRM grant reimbursement, which is recorded as an offset to research and development expenses.

Interest Income

Interest income was $717,168 for the three months ended March 31, 2026, compared to $150,219 for the three months ended March 31, 2025. Interest income was related to interest received on investments in money market funds and US Treasuries. The increase is a result of the Company maintaining higher balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2026 was $0 compared to $9,822 for the three months ended March 31, 2025, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended March 31, 2026 was $10,086,687 compared to $4,542,528 for the three months ended March 31, 2025, which increase was due primarily to the increase in research and development expenses, as discussed above.

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

As discussed above, on July 25, 2024, the Company was awarded an $8.0 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of April 30, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

On March 25, 2026, the Company and Citizens entered into the June 2025 ATM Agreement Amendment No. 1, pursuant to which, effective March 25, 2026, the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the three months ended March 31, 2026, we sold no shares of common stock pursuant to the June 2025 ATM Agreement and Amended June 2025 ATM Agreement. As of April 30, 2026, we have sold an aggregate of 3,062,504 shares of common stock pursuant to the Amended June 2025 ATM Agreement for net proceeds of $17,101,938, after offering expenses.

In September 2025, we sold to certain accredited investors, in private placement transaction, pursuant to Securities Purchase Agreements (i) an aggregate of 3,915,604 shares of common stock, and (ii) non-transferable warrants to purchase up to an aggregate of 2,936,709 shares of common stock for gross proceeds of approximately $9.3 million, before deducting fees and offering expenses payable by us.

In December 2025, we conducted an underwritten public offering of 19,117,646 shares of our common stock, at a public offering price of $5.10 per share, and pre-funded warrants to purchase 490,196 shares of common stock, at a public offering price of $5.09 per pre-funded warrant, for net proceeds of approximately $93.7 million, after underwriting discounts and offering expenses.

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

As of March 31, 2026, we had total assets of approximately $95.8 million and working capital of approximately $81.7 million. As of March 31, 2026, our liquidity included approximately $90.6 million of cash and cash equivalents and short-term investments. We believe that our cash, cash equivalents and short-term investments on hand as of the date of this report, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the filing date of this Quarterly Report on Form 10-Q. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

In January 2024, the Company entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease, we expect to make total lease payments of approximately $1.3 million through December 2033.

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

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $9,817,073 for the three months ended March 31, 2026 and $1,685,140 for the three months ended March 31, 2025. Net cash used for the three months ended March 31, 2026 was primarily related to our net loss of $10,086,687, offset by non-cash items of stock-based compensation expense of $575,565, depreciation expense of $91,577, right of use asset amortization of $39,189, loss on disposal of fixed assets of $34,153, slightly offset by realized gain on available-for-sale securities of $10,648. Operating activities also included an increase in accounts payable and accrued expenses of $443,059 and an increase in prepaid expenses of $867,320. Net cash used for the three months ended March 31, 2025 was primarily related to our net loss of $4,542,528, offset by non-cash items of stock-based compensation expense of $868,359, depreciation expense of $38,153 and right of use asset amortization of $21,027. Operating activities also included a decrease in the tax receivable of $2,003,580, an increase in accounts payable and accrued expenses of $258,718, and an increase in prepaid expenses of $316,622.

Cash used in investing activities

Net cash used in investing activities was $4,800,836 for the three months ended March 31, 2026, consisting of $7,768,350 in purchases of short-term investments offset by $3,000,000 in sales of short-term investments. In addition, there was $32,486 in purchases of property and operating equipment. Net cash used in investing activities was $67,713 for the three months ended March 31, 2025, consisting solely of purchase of property and operating equipment.

Cash provided by financing activities

Net cash used in financing activities in the three months ended March 31, 2026 of $37,561 was mainly related to $71,093 in payments of deferred offering costs, offset by $33,532 from cash proceeds received from the exercise of common stock options. There were no financing cash flows during the three months ended March 31, 2025.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, long-lived assets valuation, variable interest entities, and legal matters. Actual results may differ from these estimates which may be material. “Note 2 – Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the SEC on March 25, 2026, and “Critical Accounting Policies” in Part II, Item 7 of the 2025 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our 2025 Form 10-K, as filed with the SEC on March 25, 2026. There have been no material changes in our risk factors from those previously disclosed in our 2025 Form 10-K. You should carefully consider the risks described in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company issued 10,966 shares of restricted common stock, valued at $67,500 for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

The issuance described above was exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

10.1	Amendment No.1 to At The Market Offering Agreement, dated March 25, 2026, by and between Immix Biopharma, Inc. and Citizens JMP Securities, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 25, 2026, File No. 001-41159).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: May 7, 2026	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

