Form 10-Q
period 2026-06-30
Immix Biopharma, Inc.
filed 2026-08-07
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of common stock outstanding as of August 3, 2026 was 71,539,314.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended by that Form 10-K/A filed with the SEC on March 27, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,491,985	$93,928,566
Short-term investments	6,615,168	6,480,860
Prepaid expenses and other current assets	1,682,918	828,329

Total current assets	233,790,071	101,237,755

Other assets	20,418	20,418
Deferred offering costs	-	93,630
Long-term investments	2,052,142	-
Right-of-use assets, net	887,837	966,917
Property and equipment, net	2,358,428	2,521,621

Total assets	$239,108,896	$104,840,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,190,591	$9,971,207
Operating lease liability - current	111,114	139,339

Total current liabilities	9,301,705	10,110,546

Operating lease liability – long term	890,638	933,625
Total liabilities	10,192,343	11,044,171

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 71,608,042 shares issued and 71,535,679 shares outstanding at June 30, 2026 and 53,023,466 shares issued and 52,951,103 shares outstanding at December 31, 2025	7,160	5,301
Additional paid-in capital	354,997,609	198,293,956
Accumulated other comprehensive income	118,720	60,160
Accumulated deficit	(126,106,973)	(104,463,284)
Treasury stock at cost, 72,363 shares as of June 30, 2026 and December 31, 2025	(99,963)	(99,963)
Total stockholders’ equity	228,916,553	93,796,170

Total liabilities and stockholders’ equity	$239,108,896	$104,840,341

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$7,123,171	$2,745,247	$11,946,549	$5,453,098
Research and development	5,333,172	3,972,458	11,313,649	5,947,532

Total operating expenses	12,456,343	6,717,705	23,260,198	11,400,630

Loss from operations	(12,456,343)	(6,717,705)	(23,260,198)	(11,400,630)

Other income:
Interest income	913,663	104,056	1,630,831	254,275
Total other income, net	913,663	104,056	1,630,831	254,275

Loss before provision for income taxes	(11,542,680)	(6,613,649)	(21,629,367)	(11,146,355)

Provision for income taxes	14,322	8,914	14,322	18,736

Net loss	(11,557,002)	(6,622,563)	(21,643,689)	(11,165,091)

Other comprehensive income:
Unrealized (loss) gains on available-for-sale securities	(9,663)	-	59,478	-
Foreign currency translation	22,747	49,569	(918)	66,088
Total other comprehensive income	13,084	49,569	58,560	66,088

Comprehensive loss	$(11,543,918)	$(6,572,994)	$(21,585,129)	$(11,099,003)

Loss per common share - basic and diluted	$(0.18)	$(0.22)	$(0.36)	$(0.37)

Weighted average shares outstanding - basic and diluted	63,771,377	29,983,764	59,593,461	29,844,499

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2025	53,023,466	$5,301	$198,293,956	$60,160	$(104,463,284)	(72,363)	$(99,963)	$93,796,170

Shares issued for exercise of stock options	21,480	2	33,530	-	-	-	-	33,532

Shares issued for cashless exercise of warrants	28,543	3	(3)	-	-	-	-	-

Shares issued for services	10,966	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	508,065	-	-	-	-	508,065

Net loss	-	-	-	-	(10,086,687)	-	-	(10,086,687)

Unrealized gains on available-for-sale securities	-	-	-	69,141	-	-	-	69,141

Foreign currency translation adjustment	-	-	-	(23,665)	-	-	-	(23,665)

Balance March 31, 2026	53,084,455	$5,307	$198,903,047	$105,636	$(114,549,971)	(72,363)	$(99,963)	$84,364,056

Shares issued under ATM facility for cash proceeds, net of offering costs	1,510,000	151	13,943,508	-	-	-	-	13,943,659

Shares issued under public offering for cash proceeds, net of offering costs	16,778,524	1,678	140,720,576	-	-	-	-	140,722,254

Shares issued for exercise of stock options	6,000	1	11,159	-	-	-	-	11,160

Shares issued for cash exercise of warrants	221,519	22	441,180	-	-	-	-	441,202

Shares issued for cashless exercise of warrants	164	-	-	-	-	-	-	-

Shares issued for services	7,380	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	910,640	-	-	-	-	910,640

Net loss	-	-	-	-	(11,557,002)	-	-	(11,557,002)

Unrealized loss on available-for-sale securities	-	-	-	(9,663)	-	-	-	(9,663)

Foreign currency translation adjustment	-	-	-	22,747	-	-	-	22,747

Balance June 30, 2026	71,608,042	$7,160	$354,997,609	$118,720	$(126,106,973)	(72,363)	$(99,963)	$228,916,553

Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	16,519

Balance March 31, 2025	27,924,704	2,793	89,242,459	15,463	(79,567,199)	(72,363)	(99,963)	9,593,553

Shares issued under ATM facility for cash proceeds, net of offering costs	513,935	51	1,094,348	-	-	-	-	1,094,399

Shares issued for exercise of stock options	4,500	-	5,824	-	-	-	-	5,824

Shares issued for services	35,525	3	67,497	-	-	-	-	67,500

Stock-based compensation	-	-	464,749	-	-	-	-	464,749

Net loss	-	-	-	-	(6,622,563)	-	-	(6,622,563)

Foreign currency translation adjustment	-	-	-	49,569	-	-	-	49,569

Balance June 30, 2025	28,478,664	$2,847	$90,874,877	$65,032	$(86,189,762)	(72,363)	$(99,963)	$4,653,031

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net loss	$(21,643,689)	$(11,165,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,553,705	1,400,608
Depreciation	182,570	96,647
Amortization of right of use asset	79,080	42,368
Loss on disposal of fixed assets	34,153	-
Realized gain on available-for-sale securities	(49,331)	-
Changes in operating assets and liabilities:
Tax receivable	-	2,025,564
Prepaid expenses and other current assets	(854,551)	(145,953)
Accounts payable and accrued expenses	(793,423)	782,904
Operating lease liability	(71,212)	(31,968)

Net cash used in operating activities	(21,562,698)	(6,994,921)

Investing Activities:
Purchase of property and equipment	(53,529)	(195,343)
Proceeds from the sale of investments	10,240,000	-
Purchase of investments	(12,317,643)	-

Net cash used in investing activities	(2,131,172)	(195,343)

Financing Activities:
Proceeds from sale of common stock under public offering, net of offering costs	140,722,254	-
Proceeds from sale of common stock under ATM facility, net of offering costs	14,037,289	1,104,292
Proceeds from exercise of stock warrants	441,202	-
Proceeds from exercise of stock options	44,692	5,824
Net cash provided by financing activities	155,245,437	1,110,116

Effect of foreign currency on cash	11,852	36,139

Net change in cash and cash equivalents	131,563,419	(6,044,009)
Cash and cash equivalents – beginning of period	93,928,566	17,681,954
Cash and cash equivalents – end of period	$225,491,985	$11,637,945

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$14,322	$18,736

Supplemental Disclosures of Noncash Financing Information:
Purchase of property and equipment included in accounts payable and accrued expenses	$-	$392,672
Exercise of cashless warrants	$3	$-
Deferred offering costs charged against proceeds from sale of common stock	$93,630	$9,893
Deferred offering costs accrued	$-	120,499
Shares issues for vested restricted stock awards	$-	$16

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical pharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (“AL”) Amyloidosis and other serious diseases. Our lead cell therapy candidate is CAR-T NXC-201 (“NXC-201”), which is currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial.

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

The condensed consolidated financial statements and related disclosures as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025 and 2024 which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended by that Form 10-K/A filed with the SEC on March 27, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Risk and Uncertainties - The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows; ability to obtain future financing: advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

The Company has expended, and will continue to expend, substantial funds to complete the research, development and clinical testing of product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which may materially and adversely affect its business, financial condition and operations.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $21.6 million for the six months ended June 30, 2026 and $29.4 million for the year ended December 31, 2025 and an accumulated deficit of $126.1 million as of June 30, 2026, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financings and the receipt of funding from grant awards.

On July 25, 2024, the Company was awarded an $8.0 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended June 30, 2026 and 2025, the Company received $0.5 million and $0, respectively, in grant reimbursements under the grant agreement. During the six months ended June 30, 2026 and 2025, the Company received $2.0 million and $1.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of June 30, 2026, the Company has received approximately $6.7 million in grant reimbursements under the grant agreement and approximately $1.3 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (as amended from time to time, the “Citizens ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company could offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. On March 25, 2026, the Company and Citizens entered into Amendment No. 1 Citizens ATM Agreement, pursuant to which, effective March 25, 2026, the value of shares of common stock that the Company may sell through Citizens under the Citizens ATM Agreement was increased from $50 million to $100 million. The issuance and sale of shares, if any, under the Citizens ATM Agreement will be made under the Company’s current effective registration statement on Form S-3 (File No. 333 292665) (the “Registration Statement”), filed with the SEC on January 9, 2026, and declared effective by the SEC on January 22, 2026, including the prospectus dated January 9, 2026 and the prospectus supplement relating to this offering filed with the SEC on March 25, 2026, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including privately negotiated and block transactions. Under the terms of the Citizens ATM Agreement, the Company will not issue or sell through Citizens such number or dollar amount of shares that would exceed the number or dollar amount of shares of common stock registered and available on the Registration Statement and as reflected on the prospectus supplement pursuant to which the offering is being made, exceed the number of authorized but unissued shares of common stock, or exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3.0%) of the gross sales proceeds of any sales of common stock through the Citizens under the Citizens ATM Agreement, and also has provided Citizens with customary indemnification and contribution rights. The Company will also reimburse Citizens for certain specified expenses in connection with entering into the Citizens ATM Agreement up to a maximum of $50,000 (refer to Note 6). During the three months ended June 30, 2026, the Company sold 1,510,000 shares of common stock, pursuant to the Citizens ATM Agreement, for net proceeds of $13,943,659, after offering expenses, respectively. As of June 30, 2026, the Company has sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

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

On May 22, 2026, the Company closed an underwritten public offering (the “2026 Underwritten Offering”) of 16,778,524 shares of its common stock, at a public offering price of $8.94 per share, for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses.

As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $232.1 million. The Company also held approximately $2.1 million in long-term U.S. Treasury-related investments. The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. We believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the filing of our Quarterly Report on Form 10-Q.

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

Short-term and Long-term Investments – The Company’s investment portfolio primarily includes U.S. Treasury securities classified as available-for-sale and recorded at fair value. Investments with an original maturity of greater than 90 days and less than 365 days at the time of purchase, and that are expected to be realized within one year of the balance sheet date, are classified as short-term investments and included within current assets on the accompanying condensed consolidated balance sheets. Investments not expected to be realized within one year of the balance sheet date are classified as long-term investments and included within non-current assets on the accompanying condensed consolidated balance sheets. The Company periodically evaluates the classification of its investments based on the nature of the securities and management’s expectation regarding the timing of their realization. As of June 30, 2026 and December 31, 2025, the Company held approximately $6.6 million and $6.5 million, respectively, in short-term investments and approximately $2.1 million and $0, respectively, in long-term investments. Unrealized gains and losses for both short- and long-term investments were immaterial for all periods presented.

The Company classifies its investments as available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments—Debt Securities. These securities are recorded at fair value in the condensed consolidated balance sheets. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income (loss) until realized.

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

Fair Value of Financial Instruments – The carrying value of instruments, including cash and cash equivalents, tax receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. Short-term and long-term investments, which consist primarily of available-for-sale U.S. Treasury securities, are measured at fair value on a recurring basis.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$145,607,171	$-	$-
Cash equivalents (US Treasuries)	10,327,054	-	-
Short-term investments (US Treasuries)	6,615,168	-	-
Long-term investments (US Treasuries)	2,052,142	-	-
	$164,601,535	$-	$-

As of June 30, 2026, the Company had no liabilities required to be measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$72,800,110	$-	$-
Cash equivalents (US Treasuries)	6,669,780	-	-
	$79,469,890	$-	$-

As of June 30, 2026 and December 31, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions of $365 for the three months ended June 30, 2026 and no reductions to R&D expense for the three months ended June 30, 2025. The Company recognized reductions to R&D expense of $76,769 and $124 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company expected no tax receivable related to the expected cash refund from the Australian Taxation Office.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the Citizens ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the Citizens ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the proceeds. If the Company terminates the Citizens ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of June 30, 2026 and December 31, 2025, $0 and $93,630 of deferred offering costs were capitalized related to the Citizens ATM Agreement, which are included in deferred offering cost in the accompanying condensed consolidated balance sheet.

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

Clinical trial costs are a component of research and development expenses. The Company estimates expenses incurred for clinical trials that are in process based on services performed under contractual agreements with clinical research organizations and actual clinical investigators. Included in the estimates are (1) the fee per patient enrolled as specified in the clinical trial contract with each institution participating in the clinical trial and (2) progressive data on patient enrollments obtained from participating clinical trial sites and the actual services performed. Changes in clinical trial assumptions, such as the length of time estimated to enroll all patients, rate of screening failures, patient drop-out rates, number and nature of adverse event reports, and the total number of patients enrolled can impact the average and expected cost per patient and the overall cost of the clinical trial. The Company monitors the progress of the trials and their related activities and adjusts expense accruals, when applicable. Adjustments to accruals are charged to expense in the period in which the facts give rise to the adjustments becoming known.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company maintains its accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $(9,271) and $(5,232) for the three months ended June 30, 2026 and 2025, respectively, and $(14,273) and $(16,884) for the six months ended June 30, 2026 and 2025, respectively and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 30, 2026 include 2,403,857 shares underlying Pre-Funded Warrants to purchase common shares (see Note 6). Basic weighted average shares outstanding for the three and six months ended June 30, 2025 include 1,913,661 shares underlying Pre-Funded Warrants to purchase common shares. As the shares underlying these Pre-Funded Warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and six months ended June 30, 2026 and 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 9,773,316 shares of common stock. For the three and six months ended June 30, 2026 and 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 5,338,448 shares of common stock.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of June 30, 2026 and December 31, 2025, the Company did not have any finance leases.

Patent Costs – Although the Company believes that its patents have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the three months ended June 30, 2026 and 2025.

Grant Income – The Company records grant income when both the following conditions are met; all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. Grant income is recorded as an offset to research and development expense.

Emerging Growth Company Status - The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. Based on its evaluation of Section 107 of the JOBS Act, the Company expects to no longer qualify as an EGC on December 31, 2026, which is the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering. As a result, beginning with its Annual Report on Form 10-K for the year ending December 31, 2027, the Company will no longer be permitted to defer the adoption of new or revised accounting standards under the extended transition period available to emerging growth companies.

The Company may take advantage of these exemptions until it is no longer an EGC and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates.

The Company currently expects to continue to qualify as both a Smaller Reporting Company under Rule 12b-2 of the Exchange Act and a Non-Accelerated Filer, based on its annual revenues of less than $100 million and public float of less than $700 million, for the foreseeable future. Accordingly, following the loss of emerging growth company status, the Company expects to remain eligible for certain scaled disclosure and other reporting accommodations available to smaller reporting companies and non-accelerated filers, including reduced executive compensation disclosure requirements and the exemption from the requirement to obtain an auditor attestation report on the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, so long as it continues to satisfy the applicable eligibility criteria.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements, although adoption will require expanded disclosures in the notes to its consolidated financial statements.

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid research and development expenses	$1,273,027	$497,705
Prepaid insurance expense	130,719	179,903
Other current assets	279,172	150,721
Total prepaid expenses and other current assets	$1,682,918	$828,329

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts payable	$5,280,229	$5,442,737
Accrued research and development expenses	3,560,808	3,254,506
Accrued professional services	130,500	-
Accrued compensation and related expenses	173,282	942,163
Other accrued expenses	45,772	331,801
Total accounts payable and accrued expenses	$9,190,591	$9,971,207

Note 5 – Property and Equipment

Property and equipment at June 30, 2026 and December 31, 2025 consisted of:

	June 30, 2026	December 31, 2025
Operating equipment	$1,585,362	$1,565,985
Office equipment	3,896	3,896
Leasehold improvements	1,244,741	1,244,741
	2,833,999	2,814,622
Less: Accumulated depreciation	(475,571)	(293,001)
Property and Equipment, net	$2,358,428	$2,521,621

For the three months ended June 30, 2026 and 2025, depreciation expense amounted to $90,993 and $58,494, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense amounted to $182,570 and $96,647, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

Note 6 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Citizens ATM Agreement

On June 3, 2025, the Company and Citizens entered into the Citizens ATM Agreement, which was amended on March 25, 2026, pursuant to which the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the six months ended June 30, 2026, the Company sold 1,510,000 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $13,943,659, after offering expenses. As of June 30, 2026, the Company has sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

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

On May 21, 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative of the several underwriters named in Schedule I thereto, pursuant to which the Company agreed to issue and sell, in an underwritten offering, an aggregate of 16,778,524 shares of its common stock, at a public offering price of $8.94 per share for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses. The 2026 Underwriting Agreement contained customary representations, warranties and agreements by the Company, and customary indemnification obligations of the Company, including for liabilities under the Securities Act. The offering closed on May 22, 2026.

Other Common Stock Issuances

During the six months ended June 30, 2026, the Company issued 18,346 shares of restricted common stock, valued at $135,000, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the six months ended June 30, 2026, the Company issued 27,480 shares of common stock upon the exercise of certain common stock options for cash proceeds of $44,692.

During the six months ended June 30, 2026, the Company issued 221,519 shares of common stock upon the exercise of certain common stock warrants for cash proceeds of $441,202.

During the six months ended June 30, 2026, the Company issued 28,707 shares of common stock upon the cashless exercise of 64,338 common stock warrants.

Restricted Stock Awards

Pursuant to the merger of the Company’s subsidiary, Nexcella, into the Company in May 2024, the Company issued to the former participants in the Nexcella 2022 Equity Incentive Plan, 275,759 restricted stock awards to receive common stock in the Company. The shares were issued on a pro-rata basis and resulted in no change in fair value.

During the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $167,408 related to the total fair value of the previously issued restricted stock awards, which was included in general and administrative expenses. As of December 31, 2025, there were no unvested restricted shares.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan automatically increases on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2021 Plan Amendments, and the Company amended and restated the Amended 2021 Plan (as so amended, the “2nd Amended and Restated 2021 Plan”). As of June 30, 2026, there were 3,391,795 shares of the Company’s common stock available for grant under the 2nd Amended and Restated 2021 Plan.

During the six months ended June 30, 2026, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 87,500 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 1,000,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $8.78 per share and vest over periods of 12 to 48 equal monthly installments.

During the six months ended June 30, 2026, the Board of Directors approved the issuance of options to purchase 578,250 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $8.07 – $9.30 per share, which options vest in 48 equal monthly installments.

The Company recognized stock-based compensation of $910,640 and $389,702 related to stock options for the three months ended June 30, 2026 and 2025, respectively, and $1,418,705 and $824,404 related to stock options for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $13,333,458 related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 3.49 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2026:

2026
Volatility	82-115%
Expected life (years)	4.00-6.02
Risk-free interest rate	3.47-4.33%
Dividend rate	—%

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2026	5,264,108	$2.20
Granted	1,665,750	$8.85
Exercised	(27,480)	$1.62
Forfeited	(18,114)	$3.45
Expired	(3,520)	$2.77
Outstanding and expected to vest, June 30, 2026	6,880,744	$3.81

The following table discloses information regarding outstanding and exercisable options at June 30, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	4.7	256,500	$0.80
1.01-2.00	1,525,170	1.85	6.1	1,321,060	1.86
2.01-3.00	3,082,134	2.30	7.8	2,031,707	2.36
3.01-6.00	351,190	3.85	9.2	81,581	4.21
6.01-9.00	1,246,000	8.71	9.9	37,110	8.64
9.01-12.00	419,750	9.26	9.9	4,005	9.30
	6,880,744	$3.81	7.9	3,731,963	$2.18

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2026, the aggregate intrinsic value for the options vested and outstanding and expected to vest was $44,727,130.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2026	5,582,066	$1.32
Granted	-	$-
Exercised	(285,637)	$2.95
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, June 30, 2026	5,296,429	$1.24

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2026:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
0.01	490,196	0.01	9.45	490,196	0.01
2.00	2,715,190	2.00	9.19	2,715,190	2.00
6.25	177,382	6.25	0.46	177,382	6.25
	5,296,429	$1.24	5.60	5,296,429	$1.24

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of June 30, 2026, the intrinsic value for the warrants vested and outstanding was $48,062,072.

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

During the six months ended June 30, 2026 and 2025, the Company recorded research and development expenses of $1,960,750 and $2,616,569, respectively, related to the H&B License Agreement and First Amendment.

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

Note 8 - CIRM Grants

On July 25, 2024, the Company was awarded an $8.0 million grant from the California Institute for Regenerative Medicine to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended June 30, 2026 and 2025, the Company received $0.5 million and $0, respectively, in grant reimbursements under the grant agreement. During the six months ended June 30, 2026 and 2025, the Company received $2.0 million and $1.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are accrued as an offset against R&D expenses as reimbursable expenses are incurred. As of June 30, 2026, the Company has received approximately $6.7 million in grant reimbursements under the grant agreement and approximately $1.3 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

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

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three months ended June 30, 2026 and 2025 were as follows:

	Three months Ended June 30, 2026	Six months Ended June 30, 2026
Operating lease cost	$60,150	$120,300
Short-term lease cost	49,039	64,333
Total lease cost	$109,189	$184,633

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating lease cost	$42,150	$84,300
Short-term lease cost	14,011	22,411
Total lease cost	$56,161	$106,711

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$887,837	$966,917
Right of use liability operating lease current portion	$111,114	$139,339
Right of use liability operating lease long term	890,638	933,625
Total operating lease liabilities	$1,001,752	$1,072,964

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%.

The following table provides the maturities of lease liabilities at June 30, 2026:

Operating
Leases
2026 (remaining 6 months)	$106,486
2027	158,325
2028	163,866
2029	169,602
2030	175,538
2031 and thereafter	564,344
Total future undiscounted lease payments	1,338,161
Less: Interest	(336,409)
Present value of lease liabilities	$1,001,752

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that the Company believes to be material. Regardless of the outcome, litigation can be costly and time-consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations.

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman initially was entitled to a base salary of $360,000 annually. Dr. Rachman was also initially entitled to a performance-based bonus of 100% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman and, on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, and (ii) Dr. Rachman’s annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his base salary (subject to, and determined by, the Board in its sole discretion). On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary, and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary and, on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. On May 14, 2026, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary to $515,000, effective January 1, 2026.

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

On March 24, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC (“Alwaysraise”), an entity which Gabriel Morris, the Company’s Chief Financial Officer, President of Immix, and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term which was automatically renewable thereafter for successive one-year terms unless terminated by either party. However, in the June 18, 2021 amendment, the term was amended to a three-year term, which was automatically renewable thereafter for successive one-year terms unless terminated by either party. The Morris MSA currently has a term through March 24, 2027. Pursuant to the Morris MSA, the Company engages Mr. Morris as its Chief Financial Officer and President of Immix. As compensation for the services Mr. Morris performs, the Company pays Alwaysraise a monthly management services fee. For purposes of this description, we have annualized such monthly fee and characterized it as base salary. Under the MSA, Mr. Morris initially was entitled to an annual base salary of $120,000 through November 2021, which was increased to $240,000 beginning in December 2021. Pursuant to the June 18, 2021 amendment, beginning on January 1st of each year beginning in 2022, Mr. Morris was also entitled to a performance-based bonus of 100% of the most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris and, on November 9, 2022, the Company entered into an amendment to the Morris MSA, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, and (ii) Mr. Morris’ annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris and, on May 9, 2024, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. On May 14, 2026, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris to $515,000, effective January 1, 2026.

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

Note 11 – Related Party Transactions

On March 16, 2025, the Company entered into a marketing services and investor relations agreement with Robinhood II LP. Nancy Chang, a member of the Company’s Board of Directors, is the general manager of Robinhood II, LP and in such capacity has the right to vote and dispose of the securities held by such entity. During the six months ended June 30, 2026, the Company recorded $62,526 of expense related to Robinhood II, LP’s performance of marketing services.

Note 12 – Subsequent Events

Common Stock Issuance – Marketing Services Agreements

Subsequent to June 30, 2026, the Company issued 2,333 shares of restricted common stock, valued at $22,500, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in “Risk Factors”, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Overview

Immix Biopharma, Inc. is a clinical-stage biopharmaceutical company focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (“AL”) Amyloidosis and other serious diseases. Our lead cell therapy candidate is CAR-T NXC-201 (“NXC-201”), which is currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial. Enrollment for the Company’s NEXICART-2 clinical trial of NXC-201 is complete with 45 patients enrolled.

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

Figure 1: ImmixBio Pipeline

AL amyloidosis is a life-threatening immunological disorder in which an abnormal protein called amyloid builds up in tissues and organs. This abnormal protein is produced by long-lived plasma cells, a type of immune B-cell. The signs and symptoms of AL amyloidosis vary among patients because build-up may occur in the heart (most frequent cause of mortality), liver, kidneys, intestines, muscles, joints, nerves, or spleen, according to the National Institutes of Health. Diagnosis is frequently delayed, due to varied and non-specific symptoms including: fatigue, weight loss, shortness of breath, dizziness, and numbness in hands and feet. Upon diagnosis, many patients already have late-stage disease, and are not aware of available treatment options and clinical trials.

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

After NXC-201 treatment, complete responses (“CRs”) were observed in 75% (at s/u IFE(-) level) (15 out of 20) patients as determined by an independent review committee. In four out of five pending patients, minimum residual disease (“MRD”) negativity in bone marrow suggests a future complete response may be expected. Downstream clinical improvement, including organ responses, were observed in 70% of evaluable patients (7/10). No neurotoxicity has been observed. Grade 2 cytokine release syndrome was observed in four patients, Grade 1 cytokine release syndrome was observed in 11 patients, with a median duration of one day.

In May 2026, we announced that all four relapsed/refractory AL Amyloidosis MRD-negative patients presented at ASH 2025 had converted to CR). The NEXICART-2 CR rate was 95% (19 out of 20 patients). All CRs were reached within 1 year of follow-up post-dosing. No relapses have been observed to date for patients who have reached CR. All subsequently enrolled patients for whom MRD results are available are MRD-negative at one month. The Company plans to initiate a multi-center, randomized Phase 3 trial in newly diagnosed AL Amyloidosis patients. As of May 14, 2026, 17 of 20 patients in NEXICART-2 showed rapid normalization of diseased light chains in patients with a median time to initial response of 7 days. Safety data through May 14, 2026 has been generally consistent with previous safety data observed and reported in NEXICART-2 trial.

Our Other Programs

Our other programs include NXC-201 for treatment of select other serious diseases and other preclinical candidates.

Since inception, we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our Company, business planning and raising capital. We operate as one business segment and have incurred recurring losses, the majority of which are attributable to research and development activities and negative cash flows from operations. We have funded our operations primarily through the sale of equity securities and grant proceeds. Currently, our primary use of cash, cash equivalents, and short-term investments is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenses on other research and development activities.

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

On December 16, 2024, our wholly-owned subsidiary, Nexcella, Inc., entered into the First Amendment to the Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1.5 million, which was paid in full as of December 31, 2025, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

CIRM Grant

On July 25, 2024, we were awarded an $8.0 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and we will co-fund the research project and the amount of our co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of August 3, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

Citizens ATM Agreement

On June 3, 2025, we entered into an At The Market Offering Agreement (as amended from time to time, the “Citizens ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), which was amended on March 25, 2026, with pursuant to which we may offer and sell, from time to time, at our option, shares of our common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering,” as defined in Rule 415(a)(4) under the Securities Act. During the six months ended June 30, 2026, we sold 1,510,000 shares of common stock for net proceeds of $13,943,659, after offering expenses, pursuant to the Citizens ATM Agreement. As of June 30, 2026, we have sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

General and Administrative Expense

General and administrative expense was $7,123,171 for the three months ended June 30, 2026, compared to $2,745,247 for the three months ended June 30, 2025.

The expenses incurred in both periods were related to salaries, patent maintenance costs, professional fees and general accounting and other general consulting expenses, primarily related to the Company’s efforts to raise capital, increased compensation, including stock-based compensation, of $1,681,376 due to hiring of additional employees, and increased other general expenses of $332,210.

Research and Development Expense

Research and development expense was $5,333,172 for the three months ended June 30, 2026, compared to $3,972,458 for the three months ended June 30, 2025.

The increase in research and development expenses was primarily driven by an increase in research and development expenses related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees. We were able to increase spending on research and development in 2026 as a result of funding from multiple share offerings during the year ended December 31, 2025 and three months ended June 30, 2026. Additionally, the Company received approximately $0.5 million in CIRM grant reimbursement, which is recorded as an offset to research and development expenses.

Interest Income

Interest income was $913,663 for the three months ended June 30, 2026, compared to $104,056 for the three months ended June 30, 2025. Interest income was related to interest received on investments in money market funds and US Treasuries. The increase is a result of the Company maintaining higher balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2026 was $14,322 compared to $8,914 for the three months ended June 30, 2025, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended June 30, 2026 was $11,557,002 compared to $6,622,563 for the three months ended June 30, 2025, which increase was due primarily to the increase in general and administrative expenses, as discussed above.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

General and Administrative Expense

General and administrative expense was $11,946,549 for the six months ended June 30, 2026, compared to $5,453,098 for the six months ended June 30, 2025.

The expenses incurred in both periods were related to salaries, patent maintenance costs, professional fees and general accounting and other general consulting expenses, primarily related to the Company’s efforts to raise capital, increased compensation, including stock-based compensation, of $2,194,338 due to hiring of additional employees, and increased other general expenses of $765,097.

Research and Development Expense

Research and development expense was $11,3313,649 for the six months ended June 30, 2026, compared to $5,947,532 for the six months ended June 30, 2025.

The increased research and development expenses were related to our ongoing Phase 1b/2a clinical trial and our CAR-T clinical trial, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as site onboarding costs and license fees. We were able to increase spending on research and development in 2026 as a result of funding from multiple share offerings during the year ended December 31, 2025 and six months ended June 30, 2026. The Company received approximately $2.0 million in CIRM grant reimbursement, which is recorded as an offset to research and development expenses.

Interest Income

Interest income was $1,630,831 for the six months ended June 30, 2026, compared to $254,275 for the six months ended June 30, 2025. Interest income was related to interest received on investments in money market funds and US Treasuries. The increase is a result of the Company maintaining higher balances during the current period.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2026 was $14,322 compared to $18,736 for the six months ended June 30, 2025, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the six months ended June 30, 2026 was $21,643,689 compared to $11,165,091 for the six months ended June 30, 2025, which increase was due primarily to the increase in general and administrative expenses, as discussed above.

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

As discussed above, on July 25, 2024, we were awarded an $8.0 million grant from CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of August 3, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

On June 3, 2025, we entered into the Citizens ATM Agreement, which was amended on March 25, 2026, , pursuant to which, effective March 25, 2026, the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the six months ended June 30, 2026 and 2025, we sold 1,510,000 and 513,935 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $13,943,659 and $1,094,399, after offering expenses, respectively. As of August 3, 2026, the Company has sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

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

In May 2026, we conducted an underwritten public offering (the “2026 Underwritten Offering”) of 16,778,524 shares of our common stock, at a public offering price of $8.94 per share, for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses.

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

As of June 30, 2026, we had total assets of approximately $239.1 million and working capital of approximately $224.5 million. As of June 30, 2026, our liquidity included approximately $232.1 million of cash, cash equivalents, and short-term investments. In addition, we held approximately $2.1 million in U.S.-Treasury related long-term investments. We believe that our cash, cash equivalents, and short-term investments on hand as of the date of this report, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the filing date of this Quarterly Report on Form 10-Q. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $21,562,698 for the six months ended June 30, 2026 and $6,994,921 for the six months ended June 30, 2025. Net cash used for the six months ended June 30, 2026 was primarily related to our net loss of $21,643,689, offset by non-cash items of stock-based compensation expense of $1,553,705, depreciation expense of $182,570, right of use asset amortization of $79,080, loss on disposal of fixed assets of $34,153, slightly offset by realized gain on available-for-sale securities of $49,331. Operating activities also included a decrease in accounts payable and accrued expenses of $793,423 and an increase in prepaid expenses and other current assets of $854,551. Net cash used for the six months ended June 30, 2025, was primarily related to our net loss of $11,165,091, offset by non-cash items of stock-based compensation expense of $1,400,608, depreciation expense of $96,647 and right of use asset amortization of $42,368. Operating activities also included an increase in accounts payable and accrued expenses of $782,904, an increase in prepaid expenses of $145,953, and a decrease in the tax receivable of $2,025,564.

Cash used in investing activities

Net cash used in investing activities was $2,131,172 for the six months ended June 30, 2026, consisting of $12,317,643 in purchases of investments offset by $10,240,000 in proceeds from the sale of investments. In addition, there was $53,529 in purchases of property and operating equipment. Net cash used in investing activities was $195,343 for the six months ended June 30, 2025, consisting solely of purchase of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $155,245,437 was mainly related to $140,722,254 from the sale of shares of our common stock in the 2026 Underwritten Offering, $14,037,289 from the sale of shares through the Citizens ATM Agreement in at-the-market offerings, $441,202 from cash proceeds received from the exercise of warrants and $44,692 from cash proceeds received from the exercise of common stock options. Net cash provided by financing activities for 2025 was primarily related to proceeds of $1,104,292 from the sale of common shares through an at-the-market offering.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our 2025 Form 10-K, as filed with the SEC on March 25, 2026. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our 2025 Form 10-K. You should carefully consider the risks described in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Interim data from clinical trials are subject to various risks, including that final results may be materially different than those reflected in any interim data and that third parties, including regulatory agencies may disagree with the analysis used to interpret the interim data.

Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as more data on existing patients become available. When a clinical trial is ongoing, the final results from the trial may be materially different from those reflected in any interim data we report.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of the Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in its disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or its business. If the interim data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates, including NXC-201, may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2026, the Company issued 18,346 shares of restricted common stock, valued at $135,000, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

10.1*	Amendment No. 3 to Employment Agreement by and between the Company and Ilya Rachman, dated as of August 7, 2026.

10.2*	Amendment No. 4 to Management Services Agreement by and between the Company and Alwaysraise, LLC, dated as of August 7, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: August 7, 2026	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

