Form 10-Q
period 2026-09-30
Immix Biopharma, Inc.
filed 2026-11-12
CIK 1873835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of common stock outstanding as of October 30, 2026 was 83,812,456.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026, as amended by that Form 10-K/A filed with the SEC on March 27, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 7, 2026, this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Immix Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,315,143	$93,928,566
Short-term investments	15,987,538	6,480,860
Prepaid expenses and other current assets	1,774,398	828,329

Total current assets	338,077,079	101,237,755

Other assets	20,418	20,418
Deferred offering costs	-	93,630
Long-term investments	4,573,040	-
Right-of-use assets, net	866,550	966,917
Property and equipment, net	2,411,721	2,521,621

Total assets	$345,948,808	$104,840,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,928,493	$9,971,207
Operating lease liability - current	96,551	139,339

Total current liabilities	10,025,044	10,110,546

Operating lease liability – long term	868,502	933,625
Total liabilities	10,893,546	11,044,171

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value per share; 200,000,000 shares authorized; 83,884,684 shares issued and 83,812,321 shares outstanding at September 30, 2026 and 53,023,466 shares issued and 52,951,103 shares outstanding at December 31, 2025	8,388	5,301
Additional paid-in capital	475,174,560	198,293,956
Accumulated other comprehensive income	6,430	60,160
Accumulated deficit	(140,034,153)	(104,463,284)
Treasury stock at cost, 72,363 shares as of September 30, 2026 and December 31, 2025	(99,963)	(99,963)
Total stockholders’ equity	335,055,262	93,796,170

Total liabilities and stockholders’ equity	$345,948,808	$104,840,341

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$10,403,590	$3,078,378	$22,350,139	$8,531,476
Research and development	5,542,281	4,584,131	16,855,930	10,531,663

Total operating expenses	15,945,871	7,662,509	39,206,069	19,063,139

Loss from operations	(15,945,871)	(7,662,509)	(39,206,069)	(19,063,139)

Other income:
Interest income	2,018,691	84,539	3,649,522	338,814
Total other income, net	2,018,691	84,539	3,649,522	338,814

Loss before provision for income taxes	(13,927,180)	(7,577,970)	(35,556,547)	(18,724,325)

Provision for income taxes	-	7,722	14,322	26,458

Net loss	(13,927,180)	(7,585,692)	(35,570,869)	(18,750,783)

Other comprehensive income:
Unrealized (loss) gains on available-for-sale securities	(100,940)	-	(41,462)	-
Foreign currency translation	(11,350)	(2,568)	(12,268)	63,520
Total other comprehensive income (loss)	(112,290)	(2,568)	(53,730)	63,520

Comprehensive loss	$(14,039,470)	$(7,588,260)	$(35,624,599)	$(18,687,263)

Loss per common share - basic and diluted	$(0.19)	$(0.24)	$(0.55)	$(0.61)

Weighted average shares outstanding - basic and diluted	74,088,408	31,926,651	64,478,205	30,546,177

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

		Common	Additional	Accumulated Other			Treasury	Total
	Common	Stock	Paid-in	Comprehensive	Accumulated	Treasury	Stock	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance December 31, 2025	53,023,466	$5,301	$198,293,956	$60,160	$(104,463,284)	(72,363)	$(99,963)	$93,796,170

Shares issued for exercise of stock options	21,480	2	33,530	-	-	-	-	33,532

Shares issued for cashless exercise of warrants	28,543	3	(3)	-	-	-	-	-

Shares issued for services	10,966	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	508,065	-	-	-	-	508,065

Net loss	-	-	-	-	(10,086,687)	-	-	(10,086,687)

Unrealized gains on available-for-sale securities	-	-	-	69,141	-	-	-	69,141

Foreign currency translation adjustment	-	-	-	(23,665)	-	-	-	(23,665)

Balance March 31, 2026	53,084,455	$5,307	$198,903,047	$105,636	$(114,549,971)	(72,363)	$(99,963)	$84,364,056

Shares issued under ATM facility for cash proceeds, net of offering costs	1,510,000	151	13,943,508	-	-	-	-	13,943,659

Shares issued under public offering for cash proceeds, net of offering costs	16,778,524	1,678	140,720,576	-	-	-	-	140,722,254

Shares issued for exercise of stock options	6,000	1	11,159	-	-	-	-	11,160

Shares issued for cash exercise of warrants	221,519	22	441,180	-	-	-	-	441,202

Shares issued for cashless exercise of warrants	164	-	-	-	-	-	-	-

Shares issued for services	7,380	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	910,640	-	-	-	-	910,640

Net loss	-	-	-	-	(11,557,002)	-	-	(11,557,002)

Unrealized loss on available-for-sale securities	-	-	-	(9,663)	-	-	-	(9,663)

Foreign currency translation adjustment	-	-	-	22,747	-	-	-	22,747

Balance June 30, 2026	71,608,042	$7,160	$354,997,609	$118,720	$(126,106,973)	(72,363)	$(99,963)	$228,916,553

Shares issued under public offering for cash proceeds, net of offering costs	11,363,637	1,136	117,219,771	-	-	-	-	117,220,907

Shares issued for exercise of stock options	36,781	4	85,522	-	-	-	-	85,526

Shares issued for cash exercise of warrants	791,139	79	1,582,194	-	-	-	-	1,582,273

Shares issued for cashless exercise of warrants	78,523	8	(8)	-	-	-	-	-

Shares issued for services	6,562	1	67,499	-	-	-	-	67,500

Stock-based compensation	-	-	1,221,973	-	-	-	-	1,221,973

Net loss	-	-	-	-	(13,927,180)	-	-	(13,927,180)

Unrealized loss on available-for-sale securities	-	-	-	(100,940)	-	-	-	(100,940)

Foreign currency translation adjustment	-	-	-	(11,350)	-	-	-	(11,350)

Balance September 30, 2026	83,884,684	$8,388	$475,174,560	$6,430	$(140,034,153)	(72,363)	$(99,963)	$335,055,262

Balance December 31, 2024	27,612,383	$2,762	$88,374,131	$(1,056)	$(75,024,671)	(72,363)	$(99,963)	$13,251,203

Shares issued for vested restricted stock awards	164,315	16	(16)	-	-	-	-	-

Shares issued for services	148,006	15	266,235	-	-	-	-	266,250

Stock-based compensation	-	-	602,109	-	-	-	-	602,109

Net loss	-	-	-	-	(4,542,528)	-	-	(4,542,528)

Foreign currency translation adjustment	-	-	-	16,519	-	-	-	16,519

Balance March 31, 2025	27,924,704	2,793	89,242,459	15,463	(79,567,199)	(72,363)	(99,963)	9,593,553

Shares issued under ATM facility for cash proceeds, net of offering costs	513,935	51	1,094,348	-	-	-	-	1,094,399

Shares issued for exercise of stock options	4,500	-	5,824	-	-	-	-	5,824

Shares issued for services	35,525	3	67,497	-	-	-	-	67,500

Stock-based compensation	-	-	464,749	-	-	-	-	464,749

Net loss	-	-	-	-	(6,622,563)	-	-	(6,622,563)

Foreign currency translation adjustment	-	-	-	49,569	-	-	-	49,569

Balance June 30, 2025	28,478,664	$2,847	$90,874,877	$65,032	$(86,189,762)	(72,363)	$(99,963)	$4,653,031

Shares issued under ATM facility for cash proceeds, net of offering costs	573,446	58	1,478,918	-	-	-	-	1,478,976

Shares and common stock warrants issued for cash proceeds, net of offering costs	3,915,604	392	9,249,844	-	-	-	-	9,250,236

Shares issued for exercise of stock options	400	-	516	-	-	-	-	516

Shares issued for services	28,320	3	67,497	-	-	-	-	67,500

Shares issued for vested restricted stock awards	111,444	11	(11)	-	-	-	-	-

Stock-based compensation	-	-	402,971	-	-	-	-	402,971

Net loss	-	-	-	-	(7,585,692)	-	-	(7,585,692)

Foreign currency translation adjustment	-	-	-	(2,568)	-	-	-	(2,568)

Balance September 30, 2025	33,107,878	$3,311	$102,074,612	$62,464	$(93,775,454)	(72,363)	$(99,963)	$8,264,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net loss	$(35,570,869)	$(18,750,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,843,178	1,871,079
Depreciation	276,862	193,633
Amortization of right of use asset	100,367	80,237
Loss on disposal of fixed assets	34,153	-
Realized gain on available-for-sale securities	(136,198)	-
Changes in operating assets and liabilities:
Tax receivable	-	2,047,128
Prepaid expenses and other current assets	(946,028)	(95,381)
Accounts payable and accrued expenses	(364,091)	1,818,025
Operating lease liability	(107,911)	(64,635)

Net cash used in operating activities	(33,870,537)	(12,900,697)

Investing Activities:
Purchase of property and equipment	(174,770)	(567,799)
Proceeds from maturities of investments	13,340,000	-
Purchase of investments	(27,324,982)	-

Net cash used in investing activities	(14,159,752)	(567,799)

Financing Activities:
Proceeds from sale of common stock under public offerings, net of offering costs	258,222,261	-
Proceeds from sale of common stock under ATM facility, net of offering costs	14,037,289	2,573,375
Proceeds from sale of common stock and warrants in private placement, net of offering costs	-	9,305,303
Payments of deferred offering costs	-	(166,755)
Proceeds from exercise of stock warrants	2,023,475	-
Proceeds from exercise of stock options	130,218	6,340
Net cash provided by financing activities	274,413,243	11,718,263

Effect of foreign currency on cash	3,623	15,587

Net change in cash and cash equivalents	226,386,577	(1,734,646)
Cash and cash equivalents – beginning of period	93,928,566	17,681,954
Cash and cash equivalents – end of period	$320,315,143	$15,947,308

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$14,322	$26,458

Supplemental Disclosures of Noncash Investing and Financing Information:
Purchase of property and equipment included in accounts payable and accrued expenses	$26,345	$244,468
Exercise of cashless warrants	$11	$-
Deferred offering costs charged against proceeds from sale of common stock	$93,630	$25,310
Offering costs included in accounts payable and accrued expenses	$279,100	-
Shares issued for vested restricted stock awards	$-	$27
Establishment of right of use asset and liabilities	$-	$96,200

See accompanying notes to the unaudited condensed consolidated financial statements.

Immix Biopharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

Immix Biopharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company organized as a Delaware corporation on January 7, 2014, which is focused on the application of chimeric antigen receptor cell therapy (“CAR-T”) in light chain (“AL”) Amyloidosis and other serious diseases. Our lead cell therapy candidate is CAR-T NXC-201 (“NXC-201”), which is currently being evaluated in our ongoing United States Phase 1b/2 NEXICART-2 (NCT06097832) clinical trial.

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

The condensed consolidated financial statements and related disclosures as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025 are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the Company’s opinion, these unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025 and 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended by that Form 10-K/A filed with the SEC on March 27, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Risks and Uncertainties - The Company operates in a dynamic and highly competitive industry and is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, contract manufacturer and contract research organizations, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, cash flows or ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

The Company has expended, and will continue to expend, substantial funds to complete the research, development and clinical testing of its product candidates. The Company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of products that receive regulatory approval. The Company may require additional funds to commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which may materially and adversely affect its business, financial condition and operations.

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

Liquidity and Going Concern – These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company had a net loss of $35.6 million for the nine months ended September 30, 2026 and $29.4 million for the year ended December 31, 2025 and an accumulated deficit of $140.0 million as of September 30, 2026, as a result of incurring losses since its inception. Since the initial public offering of its common stock in December 2021, the Company has financed its operations through various equity financings and the receipt of funding from grant awards.

On July 25, 2024, the Company was awarded an $8.0 million grant from the California Institute for Regenerative Medicine (the “CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if the CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, the CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both the CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended September 30, 2026 and 2025, the Company received $0 and $1.1 million, respectively, in grant reimbursements under the grant agreement. During the nine months ended September 30, 2026 and 2025, the Company received $2.0 million and $2.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are recorded as an offset against R&D expenses when both the following conditions are met: all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. As of September 30, 2026, the Company has received approximately $6.7 million in grant reimbursements under the grant agreement and approximately $1.3 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

On June 3, 2025, the Company entered into an At The Market Offering Agreement (as amended from time to time, the “Citizens ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”) under which the Company could offer and sell, from time to time at its sole discretion, up to $50 million shares of its common stock. On March 25, 2026, the Company and Citizens entered into Amendment No. 1 to Citizens ATM Agreement, pursuant to which, effective March 25, 2026, the value of shares of common stock that the Company may sell through Citizens under the Citizens ATM Agreement was increased from $50 million to $100 million. The issuance and sale of shares, if any, under the Citizens ATM Agreement will be made under the Company’s current effective registration statement on Form S-3 (File No. 333-292665) (the “Registration Statement”), filed with the SEC on January 9, 2026, and declared effective by the SEC on January 22, 2026, including the prospectus dated January 9, 2026 and the prospectus supplement relating to this offering filed with the SEC on March 25, 2026, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including privately negotiated and block transactions. Under the terms of the Citizens ATM Agreement, the Company will not issue or sell through Citizens such number or dollar amount of shares that would exceed the number or dollar amount of shares of common stock registered and available on the Registration Statement and as reflected on the prospectus supplement pursuant to which the offering is being made, exceed the number of authorized but unissued shares of common stock, or exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). Citizens will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market, to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Citizens a commission of three percent (3.0%) of the gross sales proceeds of any sales of common stock through Citizens under the Citizens ATM Agreement, and also has provided Citizens with customary indemnification and contribution rights. The Company will also reimburse Citizens for certain specified expenses in connection with entering into the Citizens ATM Agreement up to a maximum of $50,000 (refer to Note 6). During the nine months ended September 30, 2026, the Company sold 1,510,000 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $13,943,659, after offering expenses. No shares were sold under the Citizens ATM Agreement during the three months ended September 30, 2026. As of September 30, 2026, the Company has sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

On September 5, 2025 and September 11, 2025, the Company entered into Securities Purchase Agreements (the “September 2025 Securities Purchase Agreements”) and Registration Rights Agreements with certain accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement transaction (the “Private Placement”) (i) 3,915,604 shares of the Company’s common stock, par value $0.0001 per share, and (ii) non-transferable warrants to purchase 2,936,709 shares of common stock (the “Warrants”). The combined purchase price per share and Warrant was $2.37. The Private Placement closed on September 5, 2025 and September 11, 2025, and gross proceeds were approximately $9.3 million, before deducting fees and expenses payable by the Company. The non-transferable Warrants are exercisable over a ten-year period from their date of grant, at an exercise price of $2.00 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events. The non-transferable Warrants are not transferable other than to affiliates of the Purchasers, and are exercisable only for cash consideration.

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

On May 22, 2026, the Company closed an underwritten public offering (the “May 2026 Underwritten Offering”) of 16,778,524 shares of its common stock, at a public offering price of $8.94 per share, for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses.

On September 30, 2026, the Company closed an underwritten public offering (the “September 2026 Underwritten Offering”) of 11,363,637 shares of its common stock, at a public offering price of $11.00 per share, for net proceeds of approximately $117.2 million, after underwriting discounts and offering expenses.

As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $336.3 million. The Company also held approximately $4.6 million in long-term U.S. Treasury-related investments. The Company has a history of, and expects to continue to report, negative cash flows from operations and net losses. The Company believes that its existing cash, cash equivalents, and short-term investments as of September 30, 2026 will enable it to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q.

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

Short-term and Long-term Investments – The Company’s investment portfolio primarily includes U.S. Treasury securities classified as available-for-sale and recorded at fair value. Investments with an original maturity of greater than 90 days and less than 365 days at the time of purchase, and that are expected to be realized within one year or less of the balance sheet date, are classified as short-term investments and included within current assets on the accompanying condensed consolidated balance sheets. Investments not expected to be realized within one year of the balance sheet date are classified as long-term investments and included within non-current assets on the accompanying condensed consolidated balance sheets. The Company periodically evaluates the classification of its investments based on the nature of the securities and management’s expectation regarding the timing of their realization. As of September 30, 2026 and December 31, 2025, the Company held approximately $16.0 million and $6.5 million, respectively, in short-term investments and approximately $4.6 million and $0, respectively, in long-term investments. Unrealized gains and losses for both short- and long-term investments were immaterial for all periods presented.

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

Fair Value of Financial Instruments – The carrying value of instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. Short-term and long-term investments, which consist primarily of available-for-sale U.S. Treasury securities, are measured at fair value on a recurring basis.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$199,435,353	$-	$-
Cash equivalents (US Treasuries)	-	-	-
Short-term investments (US Treasuries)	15,987,538	-	-
Long-term investments (US Treasuries)	4,573,040	-	-
Total assets	$219,995,931	$-	$-

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents (money market funds)	$72,800,110	$-	$-
Cash equivalents (US Treasuries)	6,669,780	-	-
Short-term investments (US Treasuries)	6,480,860	-	-
Total assets	$85,950,750	$-	$-

As of September 30, 2026 and December 31, 2025, the Company had no liabilities required to be measured at fair value on a recurring basis.

Australian Tax Incentive – IBAPL is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized an increase to R&D expense of $89,233 for the three months ended September 30, 2026 and no reductions to R&D expense for the three months ended September 30, 2025. The Company recognized an increase to R&D expense of $12,464 and a reduction to R&D expense of $124 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company expected no significant tax receivable related to the expected cash refund from the Australian Taxation Office.

Deferred Offering Costs – The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its common stock under the Citizens ATM Agreement. Deferred offering costs will be deferred and amortized ratably upon sales under the Citizens ATM Agreement, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the proceeds. If the Company terminates the Citizens ATM Agreement or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of September 30, 2026 and December 31, 2025, $0 and $93,630 of deferred offering costs were capitalized related to the Citizens ATM Agreement, which are included in deferred offering costs in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation – Stock-based compensation expense represents the estimated grant date fair value of the Company’s equity awards, consisting of stock options and restricted stock units issued under the Company’s equity incentive plan and restricted common stock (see Note 6). The fair value of equity awards is recognized over the requisite service period of such awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant and recognizes forfeitures as they occur. For stock awards for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable, or the performance condition has been achieved.

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

Foreign Currency Translation and Transaction Gains (Losses) – The Company maintains its accounting records in U.S. Dollars. The Company’s operating wholly-owned subsidiary, IBAPL, is located in Australia and maintains its accounting records in Australian Dollars, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates. Exchange gains and (losses) are recognized in income and were $1,016 and $2,321 for the three months ended September 30, 2026 and 2025, respectively, and $(13,257) and $(14,563) for the nine months ended September 30, 2026 and 2025, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined by using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 30, 2026 include 2,403,857 shares underlying Pre-Funded Warrants to purchase common shares (see Note 6). Basic weighted average shares outstanding for the three and nine months ended September 30, 2025 include 1,913,661 shares underlying Pre-Funded Warrants to purchase common shares. As the shares underlying these Pre-Funded Warrants can be issued for little consideration (an exercise price per share equal to $0.0001 or $0.01 per share), these shares are deemed to be issued for purposes of basic loss per common share. For the three and nine months ended September 30, 2026, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options, unvested restricted stock units and warrants exercisable for 8,844,567 shares of common stock. For the three and nine months ended September 30, 2025, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included stock options and warrants exercisable for 8,263,034 shares of common stock.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) separates lease and non-lease elements of its operating leases as separate lease components. As of September 30, 2026 and December 31, 2025, the Company did not have any finance leases.

Patent Costs – Although the Company believes that its patents have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Advertising Costs – The Company expenses advertising costs as incurred. Advertising costs were not significant during the three and nine months ended September 30, 2026 and 2025.

Grant Income – The Company records grant income when both the following conditions are met: all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. Grant income is recorded as an offset to research and development expense.

Emerging Growth Company Status - The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. Based on its evaluation of Section 107 of the JOBS Act, the Company expects to no longer qualify as an EGC on December 31, 2026, which is the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering. As a result, beginning with its Annual Report on Form 10-K for the year ending December 31, 2026, the Company will no longer be permitted to defer the adoption of new or revised accounting standards under the extended transition period available to emerging growth companies.

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Prepaid research and development expenses	$1,619,947	$497,705
Prepaid insurance expense	39,177	179,903
Other current assets	115,274	150,721
Total prepaid expenses and other current assets	$1,774,398	$828,329

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts payable	$5,596,835	$5,442,737
Accrued research and development expenses	2,862,319	3,254,506
Accrued professional services	337,213	-
Accrued compensation and related expenses	960,043	942,163
Other accrued expenses	172,083	331,801
Total accounts payable and accrued expenses	$9,928,493	$9,971,207

Note 5 – Property and Equipment

Property and equipment at September 30, 2026 and December 31, 2025 consisted of:

	September 30, 2026	December 31, 2025
Operating equipment	$1,424,698	$1,565,985
Office equipment	3,896	3,896
Leasehold improvements	1,244,741	1,244,741
Construction in progress	308,250	-
	2,981,585	2,814,622
Less: Accumulated depreciation	(569,864)	(293,001)
Property and Equipment, net	$2,411,721	$2,521,621

For the three months ended September 30, 2026 and 2025, depreciation expense amounted to $94,293 and $96,986, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense amounted to $276,862 and $193,633, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

Note 6 – Stockholders’ Equity

The Company has authorized 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Citizens ATM Agreement

On June 3, 2025, the Company entered into the Citizens ATM Agreement with Citizens, which was amended on March 25, 2026, pursuant to which the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the nine months ended September 30, 2026, the Company sold 1,510,000 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $13,943,659, after offering expenses. No shares were sold under the Citizens ATM Agreement during the three months ended September 30, 2026. As of September 30, 2026, the Company has sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

Common Stock Issuance – Public and Private Offerings

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

On May 21, 2026, the Company entered into an underwriting agreement (the “May 2026 Underwriting Agreement”) with Morgan Stanley & Co. LLC, as representative of the several underwriters named in Schedule I thereto, pursuant to which the Company agreed to issue and sell, in an underwritten offering, an aggregate of 16,778,524 shares of its common stock, at a public offering price of $8.94 per share for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses. The May 2026 Underwriting Agreement contained customary representations, warranties and agreements by the Company, and customary indemnification obligations of the Company, including for liabilities under the Securities Act. The offering closed on May 22, 2026.

On September 29, 2026, the Company entered into an underwriting agreement (the “September 2026 Underwriting Agreement”) with J.P. Morgan Securities LLC, pursuant to which the Company agreed to issue and sell, in an underwritten offering, an aggregate of 11,363,637 shares of its common stock, at a public offering price of $11.00 per share, for net proceeds of approximately $117.2 million, after underwriting discounts and offering expenses. The September 2026 Underwriting Agreement contained customary representations, warranties and agreements by the Company, and customary indemnification obligations of the Company, including for liabilities under the Securities Act. The offering closed on September 30, 2026.

Other Common Stock Issuances

During the nine months ended September 30, 2026, the Company issued 24,908 shares of restricted common stock, valued at $202,500, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

During the nine months ended September 30, 2026, the Company issued 64,261 shares of common stock upon the exercise of certain common stock options for cash proceeds of $130,218.

During the nine months ended September 30, 2026, the Company issued 1,012,658 shares of common stock upon the exercise of certain common stock warrants for cash proceeds of $2,023,475.

During the nine months ended September 30, 2026, the Company issued 107,230 shares of common stock upon the cashless exercise of 203,687 common stock warrants.

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

Restricted Stock Units

On May 22, 2026, the Compensation Committee of the Board of Directors approved the grant of 43,750 restricted stock units (“RSUs”) to non-employee members of the Board of Directors under the 2nd Amended and Restated 2021 Plan. The RSUs had a grant-date fair value of $8.78 per unit, based on the closing price of the Company’s common stock on the date of grant, and vest in full on May 22, 2027, subject to continued service. No RSUs were granted during the three months ended September 30, 2026 or during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026, respectively, the Company recognized stock-based compensation expense of $96,556 and $138,537 related to RSUs, which is included in general and administrative expenses. As of September 30, 2026, there were 43,750 unvested RSUs outstanding and the Company had unrecognized stock-based compensation expense of $245,588 related to unvested RSUs, which is expected to be recognized over the weighted-average vesting period of 0.64 years.

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

On April 24, 2023, the Company’s Board of Directors adopted the Immix Biopharma, Inc. Amended and Restated 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) which, among other things, increased the number of shares of common stock that may be issued under such plan by 1,034,561 shares, subject to stockholder approval. On June 7, 2023, stockholders of the Company approved the Amended 2021 Plan. On April 18, 2024, our Board of Directors approved amendments to the 2021 Plan to (i) increase the number of shares of common stock available for issuance under the 2021 Plan by 3,000,000 to a total share reserve of 4,934,561 and (ii) the adoption of an evergreen provision to the 2021 Plan to provide for an automatic annual increase in the shares of common stock available for issuance under the 2021 Plan over the next ten years (the “2021 Plan Amendments”). Pursuant to the evergreen provision, the number of shares available for issuance under the 2021 Plan automatically increases on January 1st of each year for a period of ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On June 11, 2024, stockholders of the Company approved the 2021 Plan Amendments, and the Company amended and restated the Amended 2021 Plan (as so amended, the “2nd Amended and Restated 2021 Plan”). As of September 30, 2026, there were 3,353,191 shares of the Company’s common stock available for grant under the 2nd Amended and Restated 2021 Plan.

During the nine months ended September 30, 2026, the Compensation Committee of the Board of Directors approved the issuance of options to purchase 87,500 shares of the Company’s common stock to non-employee members of the Board of Directors of the Company and 1,000,000 shares of the Company’s common stock to management of the Company. The options have a term of 10 years, an exercise price of $8.78 per share and vest over periods of 12 to 48 equal monthly installments.

During the nine months ended September 30, 2026, the Board of Directors approved the issuance of options to purchase 578,250 shares of the Company’s common stock to employees of the Company with a term of 10 years and exercise prices ranging from $8.07 – $9.30 per share, which options vest in 48 equal monthly installments.

No stock options were granted during the three months ended September 30, 2026.

The Company recognized stock-based compensation of $1,125,417 and $402,971 related to stock options for the three months ended September 30, 2026 and 2025, respectively, and $2,502,141 and $1,227,375 related to stock options for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $12,197,508 related to unvested stock options, which is expected to be recognized over the weighted-average vesting period of 3.29 years.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2026:

2026
Volatility	82-115%
Expected life (years)	4.00-6.02
Risk-free interest rate	3.47-4.33%
Dividend rate	—%

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, January 1, 2026	5,264,108	$2.20
Granted	1,665,750	$8.85
Exercised	(64,261)	$2.02
Forfeited	(23,124)	$3.29
Expired	(3,520)	$2.77
Outstanding and expected to vest, September 30, 2026	6,838,953	$3.82

The following table discloses information regarding outstanding and exercisable options at September 30, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.00-1.00	256,500	$0.80	4.5	256,500	$0.80
1.01-2.00	1,514,962	1.85	5.8	1,352,024	1.86
2.01-3.00	3,051,176	2.30	7.5	2,124,973	2.35
3.01-6.00	351,190	3.85	9.0	108,415	4.13
6.01-9.00	1,245,375	8.71	9.6	130,769	8.70
9.01-12.00	419,750	9.26	9.6	30,240	9.26
	6,838,953	$3.82	7.6	4,002,921	$2.39

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2026, the aggregate intrinsic value for the options vested and outstanding and expected to vest was $45,048,091.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2026	5,582,066	$1.32
Granted	-	$-
Exercised	(1,216,345)	$2.71
Forfeited	-	$-
Expired	-	$-
Outstanding and exercisable, September 30, 2026	4,365,721	$0.94

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2026:

	Outstanding			Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrants	Weighted Average Exercise Price
$0.0001	1,913,661	$0.0001	-	1,913,661	$0.0001
0.01	490,196	0.01	-	490,196	0.01
2.00	1,924,051	2.00	8.94	1,924,051	2.00
6.25	37,813	6.25	0.21	37,813	6.25
	4,365,721	$0.94	3.94	4,365,721	$0.94

As pre-funded warrants do not have an expiration date, they have been excluded from the calculation of the weighted average remaining contractual life in years.

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock warrant and the fair value of the Company’s common stock for stock warrants that were in-the-money at period end. As of September 30, 2026, the intrinsic value for the warrants vested and outstanding was $41,335,800.

Note 7 – Licenses Acquired

Research and License Agreement with HADASIT and BIRAD

On December 8, 2022, Nexcella entered into a Research and License agreement with HADASIT and BIRAD (collectively, the “Licensors”) to acquire intellectual property rights pertaining to CAR-T (the “H&B License”). Pursuant to the H&B License, Nexcella paid the Licensors an upfront license fee of $1.5 million in December 2022 (included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss). Additional quarterly payments totaling approximately $13.0 million were due through September 2026, along with an annual license fee of $50,000. Future royalty payments of 5% are due on net sales of licensed products, combined with sales milestone payments in the aggregate amount of up to $20 million when annual net sales reach certain thresholds for each licensed product. The royalties for each licensed product on a country-to-country basis are to be paid through the latter of (a) the expiration of the last-to-expire valid claim under a licensed patent (if any) in such country; (b) the date of expiration of any other Exclusivity Right (as defined in the H&B License) or data protection period granted by a regulatory or other governmental authority with respect to a licensed product that provides exclusivity in the relevant country; or (c) the end of a period of 15 years from the date of the First Commercial Sale (as defined in the H&B License) of the applicable Licensed Product (as defined in the H&B License) in such country. On December 16, 2024, Nexcella entered into the First Amendment to the Research and License Agreement (the “First Amendment”) with the Licensors. The First Amendment includes terms specific to new licensed products and requires an additional upfront license fee of $1,500,000, which has been paid in full, as well as development milestone payments of up to $4.5 million upon the Company’s achievement of certain milestones.

During the nine months ended September 30, 2026 and 2025, the Company recorded research and development expenses of $2,869,125 and $3,919,082, respectively, related to the H&B License Agreement and First Amendment.

Patent License Agreement with U.S. Medical Research Foundation

In August 2024, the Company entered into a Patent License Agreement (“License Agreement”) with a U.S. medical research foundation pursuant to which the Company was granted certain exclusive and nonexclusive licenses and sublicenses to intellectual and tangible property for the development and commercialization of cell therapy products (“Licensed Products”). Pursuant to the terms of the License Agreement, the Company agreed to pay an up-front payment in three installments of $500,000, with the first installment due concurrent with the signing of the agreement and the second and third installments due in January and July 2025, respectively. Under the license agreement, the Company must also pay a mid-single-digit net licensed product sales royalty, and milestone payments corresponding with the initiation and completion of Phase II studies in the amounts of $1.5 million and $2.0 million, respectively, as well as a $10.0 million milestone payment at the initiation of Phase III studies and a $13.5 million milestone payment in the event of first commercial sale of a licensed product.

Note 8 - CIRM Grants

On July 25, 2024, the Company was awarded an $8.0 million grant from the CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. Additionally, if the CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, the CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both the CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. During the three months ended September 30, 2026 and 2025, the Company received $0 and $1.1 million, respectively, in grant reimbursements under the grant agreement. During the nine months ended September 30, 2026 and 2025, the Company received $2.0 million and $2.7 million, respectively, in grant reimbursements under the grant agreement. The CIRM grant reimbursements are recorded as an offset against R&D expenses when both the following conditions are met: all terms and conditions for disbursement milestones have been met and the related co-funding disbursement is probable. As of September 30, 2026, the Company has received approximately $6.7 million in grant reimbursements under the grant agreement and approximately $1.3 million of remaining awarded funds are expected to be disbursed upon the achievement of certain milestones.

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

In July 2025, the Company entered into an operating lease for office space in Los Angeles, California, which expires in November 2026 and requires monthly base rent of $6,000.

On August 13, 2026, the Company entered into an operating lease for office space in Los Angeles, California, which commences on October 1, 2026 and expires on April 30, 2030. The lease provides for a rent abatement period through April 2027, after which monthly base rent of approximately $9,351 is payable, increasing annually to approximately $10,367, for total undiscounted lease payments of approximately $362,000 over the lease term. Because the lease had not commenced as of September 30, 2026, no right-of-use asset or lease liability has been recognized in the accompanying condensed consolidated balance sheet; the Company expects to recognize a right-of-use asset and corresponding lease liability of approximately $0.3 million upon commencement (see Note 12).

The components of lease cost for operating leases, which are recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months Ended September 30, 2026	Nine months Ended September 30, 2026
Operating lease cost	$40,831	$161,131
Short-term lease cost	16,561	80,894
Total lease cost	$57,392	$242,025

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Operating lease cost	$58,355	$142,655
Short-term lease cost	23,848	46,259
Total lease cost	$82,203	$188,914

The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$866,550	$966,917
Right of use liability operating lease current portion	$96,551	$139,339
Right of use liability operating lease long term	868,502	933,625
Total operating lease liabilities	$965,053	$1,072,964

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 8%.

The following table provides the maturities of lease liabilities at September 30, 2026:

Operating
Leases
2026 (remaining 3 months)	$50,242
2027	158,325
2028	163,866
2029	169,602
2030	175,538
2031 and thereafter	564,344
Total future undiscounted lease payments	1,281,917
Less: Interest	(316,864)
Present value of lease liabilities	$965,053

Note 10 – Commitments and Contingencies

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action that it considers material related to its indemnification obligations.

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2026 and December 31, 2025.

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

Employment Agreements

On June 18, 2021, the Company entered into an Employment Agreement with Ilya Rachman (as amended, the “Rachman Employment Agreement”), effective for a three-year term. Pursuant to the Rachman Employment Agreement, the Company employs Dr. Rachman as Chief Executive Officer and Dr. Rachman initially was entitled to a base salary of $360,000 annually. Dr. Rachman was also initially entitled to a performance-based bonus of 100% of his base salary (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Dr. Rachman and, on November 9, 2022, the Company entered into an amendment to the Rachman Employment Agreement pursuant to which (i) Dr. Rachman’s annual base salary was increased to $425,000, and (ii) Dr. Rachman’s annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his base salary (subject to, and determined by, the Board in its sole discretion). On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary, and on May 12, 2023, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary and, on May 9, 2024, the Company entered into an amendment to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was increased to $475,000, effective January 1, 2024. On May 14, 2026, the Compensation Committee of the Board of Directors approved an increase in Dr. Rachman’s annual base salary to $515,000, effective January 1, 2026. On August 7, 2026, the Company and Dr. Rachman entered into Amendment No. 3 to the Rachman Employment Agreement, pursuant to which Dr. Rachman’s annual base salary was set at $515,000 and his annual targeted cash bonus was set at 50% of his base salary, and he became eligible for equity awards and other compensation as determined by the Compensation Committee.

Unless terminated by the Company without “cause” or by Dr. Rachman with “good reason” (as such terms are defined in the Rachman Employment Agreement), upon termination, Dr. Rachman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by Dr. Rachman with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 150%, valid expense reimbursements and accrued but unused vacation pay. The Rachman Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions during the term of the Rachman Employment and for a period of six months thereafter which generally impose restrictions on (i) employment or providing services to competing companies, (ii) engaging in a competitive business for his own account or being associated with such a business as an individual, partner, shareholder, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor or in any other relationship or capacity, (iii) recruiting or hiring employees for a competing company, and (iv) soliciting or accepting business from the Company’s customers. Pursuant to the Rachman Employment Agreement, Dr. Rachman may serve as a consultant to, or on boards of directors of, or in any other capacity to, other companies provided that they will not interfere with the performance of his duties to the Company.

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

On March 24, 2021, the Company entered into a Management Services Agreement with Alwaysraise LLC (“Alwaysraise”), an entity which Gabriel Morris, the Company’s Chief Financial Officer, President of Immix, and a member of the Board, is sole member, which was amended effective June 18, 2021 (as amended, the “Morris MSA”). The Morris MSA had an initial two-year term which was automatically renewable thereafter for successive one-year terms unless terminated by either party. However, in the June 18, 2021 amendment, the term was amended to a three-year term, which was automatically renewable thereafter for successive one-year terms unless terminated by either party. The Morris MSA currently has a term through March 24, 2027. Pursuant to the Morris MSA, the Company engages Mr. Morris as its Chief Financial Officer and President of Immix. As compensation for the services Mr. Morris performs, the Company pays Alwaysraise a monthly management services fee. For purposes of this description, we have annualized such monthly fee and characterized it as base salary. Under the Morris MSA, Mr. Morris initially was entitled to an annual base salary of $120,000 through November 2021, which was increased to $240,000 beginning in December 2021. Pursuant to the June 18, 2021 amendment, beginning on January 1st of each year beginning in 2022, Mr. Morris was also entitled to a performance-based bonus of 100% of the most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On July 14, 2022, the Compensation Committee of the Board of Directors approved a new compensation package for Mr. Morris and, on November 9, 2022, the Company entered into an amendment to the Morris MSA, pursuant to which (i) Mr. Morris’ annual base salary was increased to $425,000, and (ii) Mr. Morris’ annual performance-based bonus payable on January 1st of each year was reduced from 100% to 50% of his most recent 12 month compensation (subject to, and determined by, the Board in its sole discretion) plus additional performance bonuses to be determined by the Board. On March 7, 2023, the Compensation Committee of the Board of Directors approved an increase in annual base salary, and on May 12, 2023, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $446,000, effective January 1, 2023. On February 6, 2024, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris and, on May 9, 2024, the Company entered into an amendment to the Morris MSA, pursuant to which Mr. Morris’ annual base salary was increased to $475,000, effective January 1, 2024. On May 14, 2026, the Compensation Committee of the Board of Directors approved an increase in the annual base salary for Mr. Morris to $515,000, effective January 1, 2026. On August 7, 2026, the Company and Alwaysraise entered into Amendment No. 4 to the Morris MSA, pursuant to which the annual management services fee was set at $515,000 and Mr. Morris’ annual targeted cash bonus was set at 50% of such fee, and Mr. Morris became eligible for equity awards and other compensation as determined by the Compensation Committee.

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

Note 11 – Related Party Transactions

On March 16, 2025, the Company entered into a marketing services and investor relations agreement with Robinhood II LP. Nancy Chang, a member of the Company’s Board of Directors, is the general manager of Robinhood II, LP and in such capacity has the right to vote and dispose of the securities held by such entity. During the three and nine months ended September 30, 2026, the Company recorded $31,263 and $93,789, respectively, of expense related to Robinhood II, LP’s performance of marketing services.

Note 12 – Subsequent Events

Lease Commencement

On October 1, 2026, the operating lease for office space described in Note 9 commenced, and the Company recognized an operating lease right-of-use asset and corresponding lease liability of approximately $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in “Risk Factors”, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings (reports, proxy information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor & News,” “SEC Filings” page of our website at www.immixbio.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. The information contained on the websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

In December 2025, we announced positive interim phase 2 safety and efficacy data from our Phase1b/2 NEXICART-2 clinical trial, the first U.S. trial of CAR-T in relapsed/refractory light chain AL, evaluating NXC-201. The results were as of November 13, 2025 and were presented by Heather Landau, MD, of Memorial Sloan Kettering Cancer Center in an oral presentation at the American Society of Hematology’s ASH 2025 Annual Meeting. Prior to NXC-201 treatment, all patients were exposed to an anti-CD38 antibody and a proteasome inhibitor. Median prior lines of therapy were four (range: 1-10). All patients had baseline relapsed/refractory AL Amyloidosis organ involvement.

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

After NXC-201 treatment, complete responses (“CRs”) were observed in 75% (at s/u IFE(-) level) (15 out of 20) patients as determined by an independent review committee. In four out of five pending patients, minimum residual disease (“MRD”) negativity in bone marrow suggests a future complete response may be expected. Downstream clinical improvement, including organ responses, was observed in 70% of evaluable patients (7/10). No neurotoxicity had been observed to date. Grade 2 cytokine release syndrome was observed in four patients, Grade 1 cytokine release syndrome was observed in 11 patients, with a median duration of one day.

In May 2026, we announced that all four relapsed/refractory AL Amyloidosis MRD-negative patients presented at ASH 2025 had converted to CR. The NEXICART-2 CR rate was 95% (19 out of 20 patients). All CRs were reached within 1 year of follow-up post-dosing. No relapses had been observed to date for patients who have reached CR. All subsequently enrolled patients for whom MRD results were available were MRD-negative at one month. The Company plans to initiate a multi-center, randomized Phase 3 trial in newly diagnosed AL Amyloidosis patients. As of May 14, 2026, 17 of 20 patients in NEXICART-2 showed rapid normalization of diseased light chains in patients with a median time to initial response of 7 days.

In September 2026, we announced an update from the NEXICART-2 clinical trial, including an 89% (40 out of 45) complete response rate across all 45 relapsed/refractory AL Amyloidosis patients enrolled in the trial, as assessed by an independent review committee. All 25 of the more recently enrolled relapsed/refractory AL Amyloidosis patients were either in CR or MRD-negative. To date, all patients achieving MRD-negativity reached CR within one year of treatment. In four pending patients that are already MRD-negative, MRD-negativity in bone marrow predicts future CR, potentially increasing the future CR rate up to 98% (44 out of 45). No relapses have been observed to date for patients who reached CR or MRD-negativity, and no neurotoxicity or enterocolitis has been observed to date. Safety data through August 4, 2026 was generally consistent with previous safety data observed and reported in the NEXICART-2 trial.

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

Research and License Agreement with Hadasit and BIRAD

On December 8, 2022, our subsidiary Nexcella entered into a Research and License Agreement (the “Agreement”) with Hadasit Medical Research Services & Development, Ltd. and BIRAD – Research and Development Company Ltd. (collectively, the “Licensors”) pursuant to which the Licensors granted to Nexcella an exclusive, worldwide, royalty-bearing license throughout the world, except Israel, Cyprus and other countries in the Middle East (the “Territory”), to an invention entitled “Anti-BCMA CAR-T cells to target plasma cell” to develop, manufacture, have manufactured, use, market, offer for sale, sell, have sold, export and import the Licensed Product (as defined in the Agreement). Pursuant to the Agreement, Nexcella paid the Licensors an upfront fee of $1,500,000 in December 2022. Additional quarterly payments totaling approximately $13.0 million were due through September 2026, along with an annual license fee of $50,000. Upon the merger of Nexcella with and into Immix, we assumed all of Nexcella’s rights and obligations pursuant to the Agreement.

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

In addition, we are required to pay milestone payments of up to $20.0 million upon the achievement of certain Net Sales milestones as set forth in the Agreement. Pursuant to the Agreement, Nexcella committed to funding NXC-201 clinical trials in Israel for a period of four years for an estimated total cost of approximately $13.0 million, spread on a quarterly basis over that period, the payment of which has been made by us since the merger in May 2024. We expect that the clinical trial data generated by the NXC-201 clinical trials in Israel will be owned by us. The term of the Agreement commenced on December 8, 2022 and, unless earlier terminated pursuant to the terms thereof, will continue in full force and effect until the later of the expiration of the last Valid Claim under a Licensed Patent or a Joint Patent (as defined in the Agreement) or Exclusivity Right covering a Licensed Product or the expiration of a continuous period of 15 years during which there shall not have been a First Commercial Sale of any Licensed Product in any country in the world. Licensors may terminate the Agreement immediately if we or our affiliates or sublicensees commences an action in which the validity, enforceability or scope of any of the Licensed Patents or Joint Patents is challenged. In addition, either party may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach within 30 days. Additionally, Licensors may terminate the Agreement if we become insolvent or file for bankruptcy.

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

CIRM Grant

On July 25, 2024, we were awarded an $8.0 million grant from the California Institute for Regenerative Medicine (“CIRM”) to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. The award is payable to us upon achievement of milestones that are primarily based on patient enrollment in our clinical trials. Additionally, if the CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, the CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both the CIRM and us will co-fund the research project and the amount of our co-funding requirement is predetermined as a part of the award. We signed the grant agreement in November 2024 and began receiving funds from the grant in November of 2024. As of October 30, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

Citizens ATM Agreement

On June 3, 2025, we entered into an At The Market Offering Agreement (as amended from time to time, the “Citizens ATM Agreement”) with Citizens JMP Securities, LLC (“Citizens”), which was amended on March 25, 2026, pursuant to which we may offer and sell, from time to time, at our option, shares of our common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering,” as defined in Rule 415(a)(4) under the Securities Act. During the nine months ended September 30, 2026, we sold 1,510,000 shares of common stock for net proceeds of $13,943,659, after offering expenses, pursuant to the Citizens ATM Agreement. No shares were sold under the Citizens ATM Agreement during the three months ended September 30, 2026. As of October 30, 2026, we have sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

Results of Operations

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

General and Administrative Expense

General and administrative expense was $10,403,590 for the three months ended September 30, 2026, compared to $3,078,378 for the three months ended September 30, 2025.

The expenses incurred in both periods were related to salaries, patent maintenance costs, professional fees and general accounting and other general consulting expenses, which were higher for the three months ended September 30, 2026, due to increased compensation, including stock-based compensation and accrued incentive compensation, of $2,912,182 due to hiring of additional employees and equity awards granted in 2026 increased investor relations, marketing and professional fees of $3,850,837, primarily related to the Company’s efforts to raise capital, and increased other general expenses of $562,188.

Research and Development Expense

Research and development expense was $5,542,281 for the three months ended September 30, 2026, compared to $4,584,131 for the three months ended September 30, 2025.

The increase in research and development expenses was primarily driven by an increase in research and development expenses related to our ongoing NEXICART-2 clinical trial and our other CAR-T clinical and manufacturing activities, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as manufacturing, site and license fees. We were able to increase spending on research and development in 2026 as a result of funding from multiple share offerings during the year ended December 31, 2025 and the nine months ended September 30, 2026. Additionally, no CIRM grant reimbursements were received during the three months ended September 30, 2026, compared to approximately $1.1 million received during the three months ended September 30, 2025, which was recorded as an offset to research and development expenses.

Interest Income

Interest income was $2,018,691 for the three months ended September 30, 2026, compared to $84,539 for the three months ended September 30, 2025. Interest income was related to interest received on investments in money market funds and US Treasuries. The increase is a result of the Company maintaining higher balances during the current period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2026 was $0 compared to $7,722 for the three months ended September 30, 2025, due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the three months ended September 30, 2026 was $13,927,180 compared to $7,585,692 for the three months ended September 30, 2025, which increase was due primarily to the increases in general and administrative expenses and research and development expenses, as discussed above, partially offset by higher interest income.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

General and Administrative Expense

General and administrative expense was $22,350,139 for the nine months ended September 30, 2026, compared to $8,531,476 for the nine months ended September 30, 2025.

The expenses incurred in both periods were related to salaries, patent maintenance costs, professional fees and general accounting and other general consulting expenses, which were higher for the nine months ended September 30, 2026, due to increased compensation, including stock-based compensation and accrued incentive compensation, of $5,106,519 due to hiring of additional employees and equity awards granted in 2026, due to increased investor relations, marketing and professional fees of $7,390,085, primarily related to the Company’s efforts to raise capital, and increased other general expenses of $1,322,054.

Research and Development Expense

Research and development expense was $16,855,930 for the nine months ended September 30, 2026, compared to $10,531,663 for the nine months ended September 30, 2025.

The increased research and development expenses were related to our ongoing NEXICART-2 clinical trial and our other CAR-T clinical and manufacturing activities, including, but not limited to, CRO and related costs for maintaining and treating patients in the clinical trial, as well as manufacturing, site and license fees. We were able to increase spending on research and development in 2026 as a result of funding from multiple share offerings during the year ended December 31, 2025 and the nine months ended September 30, 2026. The Company received approximately $2.0 million and $2.7 million in CIRM grant reimbursements during the nine months ended September 30, 2026 and 2025, respectively, which are recorded as an offset to research and development expenses.

Interest Income

Interest income was $3,649,522 for the nine months ended September 30, 2026, compared to $338,814 for the nine months ended September 30, 2025. Interest income was related to interest received on investments in money market funds and US Treasuries. The increase is a result of the Company maintaining higher balances during the current period.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2026 was $14,322 compared to $26,458 for the nine months ended September 30, 2025 due to withholding taxes relating to our Australian subsidiary.

Net Loss

Net loss for the nine months ended September 30, 2026 was $35,570,869 compared to $18,750,783 for the nine months ended September 30, 2025, which increase was due primarily to the increases in general and administrative expenses and research and development expenses, as discussed above, partially offset by higher interest income.

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

As discussed above, on July 25, 2024, we were awarded an $8.0 million grant from the CIRM to support the clinical development of chimeric antigen receptor T-cell therapy NXC-201 for the treatment of relapsed/refractory AL Amyloidosis. As of October 30, 2026, we have received $6.7 million in grant reimbursements under the grant agreement.

On June 3, 2025, the Company entered into the Citizens ATM Agreement with Citizens, which was amended on March 25, 2026, pursuant to which the Company may offer and sell, from time to time, at its option, shares of its common stock, through Citizens, as the sales agent, having an aggregate offering price of up to $100,000,000 in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. During the nine months ended September 30, 2026 and 2025, we sold 1,510,000 and 1,087,381 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $13,943,659 and $2,573,375, after offering expenses, respectively. As of October 30, 2026, we have sold an aggregate of 3,207,504 shares of common stock pursuant to the Citizens ATM Agreement for net proceeds of $18,353,089, after offering expenses.

In September 2025, we sold to certain accredited investors, in private placement transaction, pursuant to Securities Purchase Agreements, (i) an aggregate of 3,915,604 shares of common stock, and (ii) non-transferable warrants to purchase up to an aggregate of 2,936,709 shares of common stock for gross proceeds of approximately $9.3 million, before deducting fees and offering expenses payable by us.

In December 2025, we conducted an underwritten public offering of 19,117,646 shares of our common stock, at a public offering price of $5.10 per share, and pre-funded warrants to purchase 490,196 shares of common stock, at a public offering price of $5.09 per pre-funded warrant, for net proceeds of approximately $93.7 million, after underwriting discounts and offering expenses.

In May 2026, we conducted an underwritten public offering (the “May 2026 Underwritten Offering”) of 16,778,524 shares of our common stock, at a public offering price of $8.94 per share, for net proceeds of approximately $140.7 million, after underwriting discounts and offering expenses.

In September 2026, we conducted an underwritten public offering (the “September 2026 Underwritten Offering”) of 11,363,637 shares of our common stock, at a public offering price of $11.00 per share, for net proceeds of approximately $117.2 million, after underwriting discounts and offering expenses. The offering closed on September 30, 2026.

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

As of September 30, 2026, we had total assets of approximately $345.9 million and working capital of approximately $328.1 million. As of September 30, 2026, our liquidity included approximately $336.3 million of cash, cash equivalents, and short-term investments. In addition, we held approximately $4.6 million in U.S.-Treasury related long-term investments. We believe that our cash, cash equivalents, and short-term investments on hand as of the date of this report, will be sufficient to fund our planned operations over the 12-month period following the date of this report; however, there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to continue our planned operations beyond the 12-month period following the filing date of this Quarterly Report on Form 10-Q. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

The Company’s continued operations depend on its ability to obtain continued financial support from its stockholders and the equity financing necessary to fund its operations until it achieves profitable operations and generates sufficient revenue to support its business. The Company may never achieve profitability or generate sufficient revenue, and does not expect to do so in the near term.

In January 2024, we entered into a long-term operating lease agreement for biopharmaceutical manufacturing space in California under a non-cancelable operating lease that expires in December 2033. Under the terms of the lease, we expect to make total lease payments of approximately $1.3 million through December 2033. In August 2026, we entered into an operating lease for office space in Los Angeles, California that commenced on October 1, 2026 and expires in April 2030, under which we expect to make total lease payments of approximately $0.4 million.

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

Cash Flows

Cash used in operating activities

Net cash used in operating activities was $33,870,537 for the nine months ended September 30, 2026 and $12,900,697 for the nine months ended September 30, 2025. Net cash used for the nine months ended September 30, 2026 was primarily related to our net loss of $35,570,869, offset by non-cash items of stock-based compensation expense of $2,843,178, depreciation expense of $276,862, right of use asset amortization of $100,367 and loss on disposal of fixed assets of $34,153, slightly offset by realized gain on available-for-sale securities of $136,198. Operating activities also included a decrease in accounts payable and accrued expenses of $364,091 and an increase in prepaid expenses and other current assets of $946,028. Net cash used for the nine months ended September 30, 2025 was primarily related to our net loss of $18,750,783, offset by non-cash items of stock-based compensation expense of $1,871,079, depreciation expense of $193,633 and right of use asset amortization of $80,237. Operating activities also included an increase in accounts payable and accrued expenses of $1,818,025, an increase in prepaid expenses of $95,381, and a decrease in the tax receivable of $2,047,128.

Cash used in investing activities

Net cash used in investing activities was $14,159,752 for the nine months ended September 30, 2026, consisting of $27,324,982 in purchases of investments offset by $13,340,000 in proceeds from maturities of investments. In addition, there was $174,770 in purchases of property and operating equipment. Net cash used in investing activities was $567,799 for the nine months ended September 30, 2025, consisting solely of purchases of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 of $274,413,243 was mainly related to $258,222,261 from the sale of shares of our common stock in the May 2026 Underwritten Offering and the September 2026 Underwritten Offering, $14,037,289 from the sale of shares through the Citizens ATM Agreement in at-the-market offerings, $2,023,475 from cash proceeds received from the exercise of warrants and $130,218 from cash proceeds received from the exercise of common stock options. Net cash provided by financing activities for the nine months ended September 30, 2025 of $11,718,263 was primarily related to proceeds of $9,305,303 from the sale of common shares and warrants in the Private Placement and $2,573,375 from the sale of common shares through an at-the-market offering, net of $166,755 of payments of deferred offering costs.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management regularly evaluates its estimates and judgments, including those related to the valuation of deferred tax assets and related valuation allowances, accrual and prepayment of research and development expenses, and the valuation of stock-based compensation. Actual results may differ from these estimates which may be material. “Note 2 – Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the SEC on March 25, 2026, and “Critical Accounting Policies” in Part II, Item 7 of the 2025 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the application of CAR-T in AL amyloidosis and other serious diseases. We do not have any products approved by regulatory authorities and have not generated any revenues from collaboration or licensing agreements or product sales to date. For the years ended December 31, 2025 and 2024, we reported net losses of $29.4 million and $21.7 million, respectively, and for the nine months ended September 30, 2026, we reported a net loss of $35.6 million. As of September 30, 2026, we had an accumulated deficit of $140.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates.

Despite the funds received in our recent financings, including our May 2026 Underwritten Offering and September 2026 Underwritten Offering, we will need to raise significant additional capital to complete development and obtain regulatory approval for our product candidates. Although we believe that our existing cash, cash equivalents and short-term investments balance of $336.3 million as of September 30, 2026 will be sufficient to meet our cash, operational and liquidity requirements for at least 12 months from the date of this report, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate pre-clinical studies, clinical trials or other development activities for our product candidates.

CAR-T cell therapies have been associated with serious and potentially life-threatening toxicities, and adverse events or negative developments involving CAR-T therapies developed by others could adversely affect perceptions of, and demand for, NXC-201 and delay or impair our development programs.

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

Because NXC-201 is a CAR-T cell therapy, adverse events, negative clinical results or other negative developments in clinical trials or commercial use of CAR-T therapies or similar product candidates developed by others, including our competitors, and any resulting negative publicity or heightened regulatory scrutiny, could adversely affect perceptions of CAR-T therapies generally and of NXC-201 specifically, even if such events are not attributable to NXC-201. Such events could cause physicians, patients and the medical community to be reluctant to use or recommend NXC-201, discourage potential subjects from enrolling in our clinical trials or cause enrolled subjects to withdraw early, decrease demand for NXC-201 if approved, or lead regulators to impose additional requirements, clinical holds or restrictions on CAR-T therapies, including NXC-201.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, the Company issued 6,562 shares of restricted common stock, valued at $67,500, for investor relations services based on the average closing price for the prior 10 trading days pursuant to a marketing services agreement entered into on July 25, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 29, 2026, by and between the Company and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2026)

3.1	Third Amended and Restated Certificate of Incorporation of Immix Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2021)

10.1	Amendment No. 3 to Employment Agreement by and between the Company and Ilya Rachman, dated as of August 7, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2026)

10.2	Amendment No. 4 to Management Services Agreement by and between the Company and Alwaysraise, LLC, dated as of August 7, 2026 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL and included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMIX BIOPHARMA, INC.

Date: November 12, 2026	By:	/s/ Ilya Rachman
Ilya Rachman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Gabriel Morris
Gabriel Morris,
Chief Financial Officer
(Principal Financial and Accounting Officer)

